Form 10-Q
period 1995-09-30
PARKER & PARSLEY 89 A L P
filed 1995-11-14
CIK 844582

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON,  D. C.   20549

                             FORM 10-Q

  /x/    Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1995, or

  / /    Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the transition period from _______ to _______

                    Commission File No. 33-26097-01

                     PARKER & PARSLEY 89-A, L.P.
       (Exact name of Registrant as specified in its charter)

           Delaware                             75-2297058
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)           Identification Number)

        303 West Wall, Suite 101,
             Midland, Texas                        79701
(Address of principal executive offices)         (Zip code)

Registrant's Telephone Number, including area code: (915)683-4768

                           Not applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    /x/    No   / /

                         Page 1 of 11 pages.
                       There are no exhibits.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       1995            1994
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $137,324 at September 30
     and $117,020 at December 31                   $  137,357      $  117,053
  Accounts receivable - oil and gas sales             101,128         106,506
                                                    ---------       ---------

          Total current assets                        238,485         223,559

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,710,556       6,702,682
     Accumulated depletion                         (3,186,783)     (2,884,042)
                                                    ---------       ---------

          Net oil and gas properties                3,523,773       3,818,640
                                                    ---------       ---------

                                                   $3,762,258      $4,042,199
                                                    =========       =========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $   53,618      $   17,531

Partners' capital:
  Limited partners (8,317 interests)                3,671,358       3,984,222
  Managing general partner                             37,282          40,446
                                                    ---------       ---------

                                                    3,708,640       4,024,668
                                                    ---------       ---------

                                                   $3,762,258      $4,042,199
                                                    =========       =========



     The financial information included as of September 30, 1995 has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,           September 30,
                                ---------------------   ---------------------
                                   1995        1994        1995        1994
                                ---------   ---------   ---------   ---------
Revenues:
   Oil and gas sales            $ 227,927   $ 269,237   $ 710,280   $ 736,616
   Interest income                  2,599       1,625       6,664       3,461
   Salvage income from
     equipment disposal                -           -           -          157
                                 --------    --------    --------    --------

    Total revenues                230,526     270,862     716,944     740,234

Costs and expenses:
   Production costs               106,360     103,463     341,758     355,487
   General and administrative
     expenses                       6,112       9,529      21,308      26,017
   Depletion                      106,873      84,698     302,741     269,942
   Amortization of organization
     costs                             -        3,394          -       10,183
                                 --------    --------    --------    --------

    Total costs and expenses      219,345     201,084     665,807     661,629
                                 --------    --------    --------    --------

Net income                      $  11,181   $  69,778   $  51,137   $  78,605
                                 ========    ========    ========    ========

Allocation of net income:
   Managing general partner     $     112   $     732   $     511   $     888
                                 ========    ========    ========    ========

   Limited partners             $  11,069   $  69,046   $  50,626   $  77,717
                                 ========    ========    ========    ========

Net income per limited
   partnership interest         $    1.33   $    8.30   $    6.09   $    9.34
                                 ========    ========    ========    ========

Distributions per limited
   partnership interest         $   13.97   $   16.20   $   43.70   $   46.80
                                 ========    ========    ========    ========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)


                                        Managing
                                        general       Limited
                                        partner       partners        Total

Balance at January 1, 1994             $  44,502     $4,397,122     $4,441,624

    Distributions                         (3,932)      (389,235)      (393,167)

    Net income                               888         77,717         78,605
                                        --------      ---------      ---------

Balance at September 30, 1994          $  41,458     $4,085,604     $4,127,062
                                        ========      =========      =========


Balance at January 1, 1995             $  40,446     $3,984,222     $4,024,668

    Distributions                         (3,675)      (363,490)      (367,165)

    Net income                               511         50,626         51,137
                                        --------      ---------      ---------

Balance at September 30, 1995          $  37,282     $3,671,358     $3,708,640
                                        ========      =========      =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine months ended
                                                           September 30,
                                                       1995            1994

Cash flows from operating activities:

  Net income                                        $   51,137      $   78,605
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion and amortization                       302,741         280,125
      Salvage income from equipment disposal                -             (157)
  Changes in assets and liabilities:
      Decrease in accounts receivable                    5,378          27,110
      Increase in accounts payable                      36,087          32,082
                                                     ---------       ---------

       Net cash provided by operating activities       395,343         417,765

Cash flows from investing activities:

  Additions to oil and gas properties                   (7,874)         (3,858)
  Salvage income from equipment disposal                    -              157
                                                     ----------      ---------

       Net cash used in investing activities            (7,874)         (3,701)

Cash flows from financing activities:

  Cash distributions to partners                      (367,165)       (393,167)
                                                     ---------       ---------

Net increase in cash and cash equivalents               20,304          20,897
Cash and cash equivalents at beginning of period       117,053         124,809
                                                     ---------       ---------

Cash and cash equivalents at end of period          $  137,357      $  145,706
                                                     =========       =========



     The financial information included herein has been prepared by management without audit by independent public accountants.

     The accompanying notes are an integral part of these statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


NOTE 1.

In the opinion of management, the unaudited financial statements as of September 30, 1995 of Parker & Parsley 89-A, L.P. (the "Registrant") include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results for the full year ending December 31, 1995.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

The Registrant was formed October 30, 1989. The managing general partner of the Registrant at December 31, 1994 was Parker & Parsley Development Company ("PPDC") which was merged into Parker & Parsley Development L.P. ("PPDLP") on January 1, 1995. On January 1, 1995, PPDLP, a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of PPDC. PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar LP., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $8,317,000 representing 8,317 interests ($1,000 per interest) sold to a total of 616 limited partners.

Since its formation, the Registrant invested $6,710,556 in various prospects that were drilled in Texas. At September 30, 1995, the Registrant had 33 producing oil and gas wells.

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with nine months ended
   September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $710,280 from $736,616 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 4%. The decrease in revenues resulted from a 10% decline in barrels of oil produced and sold and a 7% decline in mcf of gas produced and sold, offset by an increase in the average price received per barrel of oil. For the nine months ended September 30, 1995, 29,619 barrels of oil were sold compared to 32,834 for the same period in 1994, a decrease of 3,215 barrels. For the nine months ended September 30, 1995, 119,461 mcf of gas were sold compared to 129,088 for the same period in 1994, a decrease of 9,627 mcf. The decreases in oil and gas production were due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.38, or 9%, from $15.86 for the nine months ended September 30, 1994 to $17.24 for the same period in 1995 while the average price received per mcf of gas remained at $1.67. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1995.

Salvage income of $157 was received during the nine months ended September 30, 1994 from the disposal of equipment on one fully depleted well. There was no salvage activity during the same period in 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $665,807 for the nine months ended September 30, 1995 as compared to $661,629 for the same period in 1994, an increase of $4,178. This increase was due to an increase in depletion, offset by decreases in production costs, general and administrative expenses ("G&A") and amortization of organization costs.

Production costs were $341,758 for the nine months ended September 30, 1995 and $355,487 for the same period in 1994 resulting in a $13,729 decrease, or 4%. The decrease was primarily the result of a decline in workover expense and lower ad valorem taxes.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 18% from $26,017 for the nine months ended September 30, 1994 to $21,308 for the same period in 1995.

Depletion was $302,741 for the nine months ended September 30, 1995 compared to $269,942 for the same period in 1994. This represented an increase in depletion of $32,799, or 12%. Depletion was computed quarterly on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 3,215 barrels for the nine months ended September 30, 1995 from the same period in 1994. Depletion expense for the nine months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel. Comparatively, depletion expense for the three months ended September 30, 1994 and June 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel while depletion expense for the three months ended March 31, 1994 was calculated based on reserves computed utilizing an oil price of $12.76 per barrel.

Three months ended September 30, 1995 compared with three months ended
  September 30, 1994

REVENUES:

The Registrant's oil and gas revenues decreased to $227,927 from $269,237 for the three months ended September 30, 1995 and 1994, respectively, a decrease of 15%. The decrease in revenues resulted from a 14% decline in barrels of oil produced and sold, a 9% decline in mcf of gas produced and sold and a decrease in the average price received per barrel of oil. For the three months ended September 30, 1995, 9,715 barrels of oil were sold compared to 11,264 for the same period in 1994, a decrease of 1,549 barrels. For the three months ended September 30, 1995, 42,763 mcf of gas were sold compared to 46,919 for the same period in 1994, a decrease of 4,156 mcf. The decreases in production were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil decreased $.85, or 5%, from $17.33 for the three months ended September 30, 1994 to $16.48 for the same period in 1995 while the average price received per mcf of gas increased from $1.58 during the three months ended September 30, 1994 to $1.59 in 1995.

COSTS AND EXPENSES:

Total costs and expenses increased to $219,345 for the three months ended September 30, 1995 as compared to $201,084 for the same period in 1994, an increase of $18,261, or 9%. This increase was due to increases in production costs and depletion, offset by a decrease in G&A and amortization of organization costs.

Production costs were $106,360 for the three months ended September 30, 1995 and $103,463 for the same period in 1994, resulting in a $2,897 increase, or 3%. The increase was primarily the result of additional well repair and maintenance costs incurred in an effort to stimulate well production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 36% from $9,529 for the three months ended September 30, 1994 to $6,112 for the same period in 1995.

Depletion was $106,873 for the three months ended September 30, 1995 compared to $84,698 for the same period in 1994. This represented an increase in depletion of $22,175, or 26%. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,549 barrels for the three months ended September 30, 1995 from the same period in 1994. Depletion expense for the three months ended September 30, 1995 was calculated based on reserves computed utilizing an oil price of $16.35 per barrel while depletion expense for the three months ended September 30, 1994 was calculated based on reserves computed utilizing an oil price of $18.26 per barrel.

LIQUIDITY AND CAPITAL RESOURCES

NET CASH PROVIDED BY OPERATING ACTIVITIES

Net cash provided by operating activities decreased to $395,343 during the nine months ended September 30, 1995, a 5% decrease from the same period ended September 30, 1994. This decrease was due to a decline in oil and gas sales, offset by a decline in production costs. The decline in oil and gas sales resulted from decreases in barrels of oil and mcf of gas produced and sold and declining average prices received for oil. Production costs declined due to a reduction in well repair and maintenance costs.

NET CASH USED IN INVESTING ACTIVITIES

The Registrant's principal investing activities during the nine months ended September 30, 1995 was for repair and maintenance activity on various oil and gas properties.

Salvage income of $157 was received during the nine months ended September 30, 1994 from equipment disposal on one fully depleted well.

NET CASH USED IN FINANCING ACTIVITIES

Cash was sufficient for the nine months ended September 30, 1995 to cover distributions to the partners of $367,165 of which $363,490 was distributed to the limited partners and $3,675 to the managing general partner. For the same period ended September 30, 1994, cash was sufficient for distributions to the partners of $393,167 of which $389,235 was distributed to the limited partners and $3,932 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

ACCOUNTING STANDARD ON IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as the Registrant) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from the relevant assets and, if an impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Registrant is currently unable to estimate the effect that FAS 121 will have on the Registrant's results of operations for the period in which it is adopted.


                           PART II. OTHER INFORMATION

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits - none

     (b)   Reports on Form 8-K - none

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PARKER & PARSLEY 89-A, L.P.

                               By:   Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:  Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  November 9, 1995       By:   /s/ Steven L. Beal
                                     ---------------------------------------
                                     Steven L. Beal, Senior Vice President
                                      and Chief Financial Officer of PPUSA