Form 10-Q
period 1996-03-31
PARKER & PARSLEY 89 A L P
filed 1996-05-14
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1996            1995
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $144,178 at March 31
     and $170,108 at December 31                  $   144,211     $   170,141
  Accounts receivable - oil and gas sales             116,556          95,946
                                                   ----------      ----------

        Total current assets                          260,767         266,087

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,712,985       6,712,280
     Accumulated depletion                         (4,011,828)     (3,957,167)
                                                   ----------      ----------

        Net oil and gas properties                  2,701,157       2,755,113
                                                   ----------      ----------

                                                  $ 2,961,924     $ 3,021,200
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    29,759     $    62,091

Partners' capital:
  Limited partners (8,317 interests)                2,902,654       2,929,323
  Managing general partner                             29,511          29,786
                                                   ----------      ----------

                                                    2,932,165       2,959,109
                                                   ----------      ----------

                                                  $ 2,961,924     $ 3,021,200
                                                   ==========      ==========

         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                       1996           1995
                                                    ----------     ----------

Revenues:
  Oil and gas sales                                 $  266,658     $  248,854
  Interest income                                        1,850          1,884
                                                     ---------      ---------

        Total revenues                                 268,508        250,738

Costs and expenses:
  Production costs                                     131,973        112,808
  General and administrative expenses                    8,000          8,360
  Depletion                                             54,661         97,756
                                                     ---------      ---------

        Total costs and expenses                       194,634        218,924
                                                     ---------      ---------

Net income                                          $   73,874     $   31,814
                                                     =========      =========

Allocation of net income:
  Managing general partner                          $      739     $      318
                                                     =========      =========

  Limited partners                                  $   73,135     $   31,496
                                                     =========      =========

Net income per limited partnership interest         $     8.79     $     3.79
                                                     =========      =========

Distributions per limited partnership interest      $    12.00     $    16.29
                                                     =========      =========


         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners          Total
                                   -----------     -----------     -----------

Balance at January 1, 1995         $    40,446     $ 3,984,222     $ 4,024,668

    Distributions                       (1,369)       (135,515)       (136,884)

    Net income                             318          31,496          31,814
                                    ----------      ----------      ----------

Balance at March 31, 1995          $    39,395     $ 3,880,203     $ 3,919,598
                                    ==========      ==========      ==========


Balance at January 1, 1996         $    29,786     $ 2,929,323     $ 2,959,109

    Distributions                       (1,014)        (99,804)       (100,818)

    Net income                             739          73,135          73,874
                                    ----------      ----------      ----------

Balance at March 31, 1996          $    29,511     $ 2,902,654     $ 2,932,165
                                    ==========      ==========      ==========





         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                              March 31,
                                                         1996          1995
                                                      ---------     ---------
Cash flows from operating activities:
 Net income                                           $  73,874     $  31,814
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depletion                                           54,661        97,756
 Changes in assets and liabilities:
     Increase in accounts receivable                    (20,610)       (4,719)
     Increase (decrease) in accounts payable            (32,332)       13,642
                                                       --------      --------

      Net cash provided by operating activities          75,593       138,493

Cash flows from investing activities:
  Additions to oil and gas properties                      (705)       (4,563)

Cash flows from financing activities:
  Cash distributions to partners                       (100,818)     (136,884)
                                                       --------      --------

Net decrease in cash and cash equivalents               (25,930)       (2,954)
Cash and cash equivalents at beginning of period        170,141       117,053
                                                       --------      --------

Cash and cash equivalents at end of period            $ 144,211     $ 114,099
                                                       ========      ========



         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1.

Parker & Parsley 89-A, L.P. (the "Registrant") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the unaudited financial statements as of March 31, 1996 of the Registrant include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations(1)

The Registrant was formed October 30, 1989. On January 1, 1995, Parker & Parsley Development L.P. ("PPDLP"), a Texas limited partnership, became the sole managing general partner of the Registrant, by acquiring the rights and assuming the obligations of Parker Parsley Development Company ("PPDC"). PPDLP acquired PPDC's rights and obligations as managing general partner of the Registrant in connection with the merger of PPDC, P&P Producing, Inc. and Spraberry Development Corporation into MidPar L.P., which survived the merger with a change of name to PPDLP. The sole general partner of PPDLP is Parker & Parsley Petroleum USA, Inc. PPDLP has the power and authority to manage, control and administer all Registrant affairs. The limited partners contributed $8,317,000 representing 8,317 interests ($1,000 per interest) sold to a total of 616 limited partners.

Since its formation, the Registrant invested $6,712,985 in various prospects that were drilled in Texas. At March 31, 1996, the Registrant had 33 producing oil and gas wells.

Results of Operations

Revenues:

The Registrant's oil and gas revenues increased to $266,658 from $248,854 for the three months ended March 31, 1996 and 1995, respectively, an increase of $17,804, or 7%. The increase in revenues was primarily the result of higher average prices received per barrel of oil and per mcf of gas during 1996, offset by a 6% decline in barrels of oil produced and sold and a 4% decline in the mcf of gas produced and sold. For the three months ended March 31, 1996, 9,383 barrels of oil were sold compared to 9,982 for the same period in 1995, a decrease of 599 barrels. For the three months ended March 31, 1996, 36,044 mcf of gas were sold compared to 37,523 for the same period ended March 31, 1995, a decrease of 1,479 mcf. The decrease in oil and gas production was due to the decline characteristics of the Registrant's oil and gas properties, and management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $1.79, or 10%, from $17.17 for the three months ended March 31, 1995 to $18.96 for the same period in 1996, while the average price received per mcf of gas increased 19% from $2.07 during the three months ended March 31, 1995 to $2.46 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1996.

Costs and Expenses:

Total costs and expenses decreased to $194,634 for the three months ended March 31, 1996 as compared to $218,924 for the same period in 1995, a decrease of $24,290, or 11%. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $131,973 for the three months ended March 31, 1996 and $112,808 for the same period in 1995 resulting in a $19,165 increase, or 17%. The increase was primarily attributable to workover expenses incurred in an effort to stimulate well production, offset by a decline in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A decreased, in aggregate, 4% from $8,360 for the three months ended March 31, 1995 to $8,000 for the same period in 1996. The Partnership agreement limits G&A to 3% of the gross oil and gas revenues.

Depletion was $54,661 for the three months ended March 31, 1996 compared to $97,756 for the same period in 1995. This represented a decrease in depletion of $43,095, or 44%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was computed property-by-property utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 599 barrels for the three months ended March 31, 1996 from 1995, while oil reserves of barrels were revised downward by 6,841 barrels, or 1%.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased to $75,593 during the three months ended March 31, 1996, a $62,900 decrease from the same period ended March 31, 1995. This decrease was due to an increase in expenditures for production costs, offset by an increase in oil and gas sales receipts. The increase in production cost expenditures was due to an increase in workover expense. The increase in oil and gas sales receipts was the result of higher average prices received per barrel of oil and mcf of gas, offset by declines in both oil and gas production.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the three months ended March 31, 1996 and 1995 were for repair and maintenance activity on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1996 to cover distributions to the partners of $100,818 of which $99,804 was distributed to the limited partners and $1,014 to the managing general partner. For the same period ended March 31, 1995, cash was sufficient for distributions to the partners of $136,884 of which $135,515 was distributed to the limited partners and $1,369 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- - --------------

(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

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


                                    PARKER & PARSLEY 89-A, L.P.

                              By:   Parker & Parsley Development L.P.,
                                    Managing General Partner

                                    By:  Parker & Parsley Petroleum USA, Inc.
                                         ("PPUSA"), General Partner




Dated:  May 13, 1996          By:   /s/ Steven L. Beal
                                    -----------------------------------------
                                    Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA