Form 10-Q
period 1996-06-30
PARKER & PARSLEY 89 A L P
filed 1996-08-09
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

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

                          Part I. Financial Information
Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                   June 30,       December 31,
                                                     1996            1995
                                                  ----------      -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $180,620 at June 30 and
    $170,108 at December 31                       $   180,753     $   170,141
  Accounts receivable - oil and gas sales             114,002          95,946
                                                   ----------      ----------

        Total current assets                          294,755         266,087

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,712,985       6,712,280
    Accumulated depletion                          (4,065,361)     (3,957,167)
                                                   ----------      ----------

        Net oil and gas properties                  2,647,624       2,755,113
                                                   ----------      ----------

                                                  $ 2,942,379     $ 3,021,200
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    40,016     $    62,091

Partners' capital:
  Limited partners (8,317 interests)                2,873,146       2,929,323
  Managing general partner                             29,217          29,786
                                                   ----------      ----------

                                                    2,902,363       2,959,109
                                                   ----------      ----------

                                                  $ 2,942,379     $ 3,021,200
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended       Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1996        1995        1996        1995
                                 ---------   ---------   ---------   ---------

Revenues:
  Oil and gas sales              $ 278,655   $ 233,499   $ 545,313   $ 482,353
  Interest income                    2,229       2,181       4,079       4,065
                                  --------    --------    --------    --------

     Total revenues                280,884     235,680     549,392     486,418

Costs and expenses:
  Production costs                  94,973     122,590     226,946     235,398
  General and administrative
   expenses                          9,268       6,836      17,268      15,196
  Depletion                         53,533      98,112     108,194     195,868
                                  --------    --------    --------    --------

     Total costs and expenses      157,774     227,538     352,408     446,462
                                  --------    --------    --------    --------

Net income                       $ 123,110   $   8,142   $ 196,984   $  39,956
                                  ========    ========    ========    ========

Allocation of net income:
  Managing general partner       $   1,231   $      81   $   1,970   $     399
                                  ========    ========    ========    ========

  Limited partners               $ 121,879   $   8,061   $ 195,014   $  39,557
                                  ========    ========    ========    ========

Net income per limited
  partnership interest           $   14.66   $     .97   $   23.45   $    4.76
                                  ========    ========    ========    ========

Distributions per limited
  partnership interest           $   18.20   $   13.44   $   30.20   $   29.73
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1995           $   40,446     $3,984,222     $4,024,668

   Distributions                         (2,498)      (247,300)      (249,798)

   Net income                               399         39,557         39,956
                                      ---------      ---------      ---------

Balance at June 30, 1995             $   38,347     $3,776,479     $3,814,826
                                      =========      =========      =========


Balance at January 1, 1996           $   29,786     $2,929,323     $2,959,109

   Distributions                         (2,539)      (251,191)      (253,730)

   Net income                             1,970        195,014        196,984
                                      ---------      ---------      ---------

Balance at June 30, 1996             $   29,217     $2,873,146     $2,902,363
                                      =========      =========      =========










         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six months ended
                                                            June 30,
                                                      1996           1995
                                                   ----------     ----------
Cash flows from operating activities:

 Net income                                        $  196,984     $   39,956
 Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depletion                                         108,194        195,868
 Changes in assets and liabilities:
    (Increase) decrease in accounts receivable        (18,056)         6,408
    Increase (decrease) in accounts payable           (22,075)        32,197
                                                    ---------      ---------

      Net cash provided by operating activities       265,047        274,429

Cash flows from investing activities:

 Additions to oil and gas properties                     (705)        (6,069)

Cash flows from financing activities:

 Cash distributions to partners                      (253,730)      (249,798)
                                                    ---------      ---------

Net increase in cash and cash equivalents              10,612         18,562
Cash and cash equivalents at beginning of period      170,141        117,053
                                                    ---------      ---------

Cash and cash equivalents at end of period         $  180,753     $  135,615
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE 1.

Parker & Parsley 89-A, L.P. (the "Registrant") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

NOTE 2.

In the opinion of management, the Registrant's unaudited financial statements as of June 30, 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (1)

Results of Operations

Six months ended June 30, 1996 compared with six months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $545,313 from $482,353 for the six months ended June 30, 1996 and 1995, respectively, an increase of 13%. The increase in revenues primarily resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 8% decrease in barrels of oil produced and sold and a 7% decrease in mcf of gas produced and sold. For the six months ended June 30, 1996, 18,360 barrels of oil were sold compared to 19,904 for the same period in 1995, a decrease of 1,544 barrels. For the six months ended June 30, 1996, 71,585 mcf of gas were sold compared to 76,698 for the same period in 1995, a decrease of 5,113 mcf. The decreases in oil and gas production were due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.
                                        6

The average price received per barrel of oil increased $2.83, or 16%, from $17.62 for the six months ended June 30, 1995 to $20.45 for the same period in 1996 while the average price received per mcf of gas increased 38% from $1.72 during the six months ended June 30, 1995 to $2.37 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $352,408 for the six months ended June 30, 1996 as compared to $446,462 for the same period in 1995, resulting in a decrease of $94,054, or 21%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $226,946 for the six months ended June 30, 1996 and $235,398 for the same period in 1995 resulting in a $8,452 decrease, or 4%. This decrease resulted from a reduction in well repair and maintenance costs and lower ad valorem taxes, offset by an increase in workover costs incurred in an effort to stimulate production.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 14% from $15,196 for the six months ended June 30, 1995 to $17,268 for the same period in 1996. The Partnership agreement limits G&A to 3% of the gross oil and gas revenues.

Depletion was $108,194 for the six months ended June 30, 1996 compared to $195,868 for the same period in 1995. This represented a decrease in depletion of $87,674, or 45%, primarily attributable to the adoption of the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121") effective the fourth quarter of 1995 and the reduction of net depletable basis resulting from the charge taken upon such adoption. Depletion was calculated on a property-by-property basis utilizing the unit-of-production method based upon the dominant mineral produced, generally oil. Oil production decreased 1,544 barrels for the six months ended June 30, 1996 from the same period in 1995, while oil reserves of barrels were revised downward by 6,841 barrels, or 1%.

Three months ended June 30, 1996 compared with three months ended
  June 30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $278,655 from $233,499 for the three months ended June 30, 1996 and 1995, respectively, an increase of 19%. The increase in revenues resulted from an increase in the average prices received per barrel of oil and mcf of gas, offset by a 10% decrease in barrels of oil produced and sold and a 9% decrease in mcf of gas produced and sold. For the three months ended June 30, 1996, 8,977 barrels of oil were sold compared to 9,921 for the same period in 1995, a decrease of 944 barrels. For the three months ended June 30, 1996, 35,541 mcf of gas were sold compared to 39,175 for the same period in 1995, a decrease of 3,634 mcf. The decreases in production were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $3.94, or 22%, from $18.07 for the three months ended June 30, 1995 to $22.01 for the same period in 1996 while the average price received per mcf of gas increased from $1.38, or 65%, during the three months ended June 30, 1995 to $2.28 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $157,774 for the three months ended June 30, 1996 as compared to $227,538 for the same period in 1995, a decrease of $69,764, or 31%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $94,973 for the three months ended June 30, 1996 and $122,590 for the same period in 1995 resulting in a $27,617 decrease, or 23%. This decrease was primarily the result of reductions in well repair and maintenance costs and workover costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 36% from $6,836 for the three months ended June 30, 1995 to $9,268 for the same period in 1996.

Depletion was $53,533 for the three months ended June 30, 1996 compared to $98,112 for the same period in 1995. This represented a decrease in depletion of $44,579, or 45%, primarily attributable to the adoption of FAS 121 the fourth quarter of 1995, as discussed previously. Oil production decreased 944 barrels for the three months ended June 30, 1996 from the same period in 1995.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased during the six months ended June 30, 1996 $9,382 from the same period in 1995. This decrease was primarily attributable to an increase in production costs paid, offset by an increase in oil and gas sales.

Net Cash Used in Investing Activities

The Registrant's principal investing activities during the six months ended June 30, 1996 and 1995 were for expenditures related to equipment replacement on various oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1996 to cover distributions to the partners of $253,730 of which $251,191 was distributed to the limited partners and $2,539 to the managing general partner. For the same period ended June 30, 1995, cash was sufficient for distributions to the partners of $249,798 of which $247,300 was distributed to the limited partners and $2,498 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

- ---------------

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


                                  PARKER & PARSLEY 89-A, L.P.

                            By:   Parker & Parsley Development L.P.,
                                   Managing General Partner
                                  By:   Parker & Parsley Petroleum USA, Inc.
                                        ("PPUSA"), General Partner




Dated:  August 8, 1996      By:    /s/ Steven L. Beal
                                  -----------------------------------------
                                  Steven L. Beal, Senior Vice President
                                   and Chief Financial Officer of PPUSA