Form 10-Q
period 1996-09-30
PARKER & PARSLEY 89 A L P
filed 1996-11-12
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

                                Yes / x / No / /

                               Page 1 of 11 pages.
                             -There are no exhibits-

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                     Page
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of September 30, 1996 and
             December 31, 1995   .................................    3

          Statements of Operations for the three and nine
            months ended September 30, 1996 and 1995..............    4

          Statement of Partners' Capital for the nine months
            ended September 30, 1996..............................    5

          Statements of Cash Flows for the nine months ended
            September 30, 1996 and 1995...........................    6

          Notes to Financial Statements...........................    7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................    7



Part II   Other Information.......................................   10

              Signatures..........................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements
                                 BALANCE SHEETS
                                                    September 30,  December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $195,121 at September 30
     and $170,108 at December 31                    $   195,254    $   170,141
  Accounts receivable - oil and gas sales               104,390         95,946
                                                     ----------     ----------
          Total current assets                          299,644        266,087
                                                     ----------     ----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,709,531      6,712,280
     Accumulated depletion                           (4,108,819)    (3,957,167)
                                                     ----------     ----------
          Net oil and gas properties                  2,600,712      2,755,113
                                                     ----------     ----------
                                                    $ 2,900,356    $ 3,021,200
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    46,385    $    62,091

Partners' capital:
  Limited partners (8,317 interests)                  2,825,247      2,929,323
  Managing general partner                               28,724         29,786
                                                     ----------     ----------
                                                      2,853,971      2,959,109
                                                     ----------     ----------
                                                    $ 2,900,356    $ 3,021,200
                                                     ==========     ==========

 The financial information included as of September 30, 1996 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                               ----------------------   ----------    ---------
                                  1996         1995        1996          1995
                               ---------    ---------   ----------    ---------
Revenues:
   Oil and gas                 $ 257,114    $ 227,927    $ 802,427    $ 710,280
   Interest                        2,687        2,599        6,766        6,664
                                --------     --------     --------     --------

                                 259,801      230,526      809,193      716,944
                                --------     --------     --------     --------
Costs and expenses:
   Oil and gas production         96,766      106,360      323,712      341,758
   General and administrative      8,199        6,112       25,467       21,308
   Depletion                      43,458      106,873      151,652      302,741
                                --------     --------     --------     --------

                                 148,423      219,345      500,831      665,807
                                --------     --------     --------     --------

Net income                     $ 111,378    $  11,181    $ 308,362    $  51,137
                                ========     ========     ========     ========
Allocation of net income:
   Managing general partner    $   1,113    $     112    $   3,083    $     511
                                ========     ========     ========     ========

   Limited partners            $ 110,265    $  11,069    $ 305,279    $  50,626
                                ========     ========     ========     ========
Net income per limited
   partnership interest        $   13.26    $    1.33    $   36.71    $    6.09
                                ========     ========     ========     ========
Distributions per limited
   partnership interest        $   19.02    $   13.97    $   49.22    $   43.70
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners          Total
                                    ---------     -----------     -----------

Balance at January 1, 1996          $  29,786     $ 2,929,323     $ 2,959,109

    Distributions                      (4,145)       (409,355)       (413,500)

    Net income                          3,083         305,279         308,362
                                     --------      ----------      ----------

Balance at September 30, 1996       $  28,724     $ 2,825,247     $ 2,853,971
                                     ========      ==========      ==========






         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Nine months ended
                                                              September 30,
                                                        ----------------------
                                                           1996         1995
                                                        ---------    ---------
Cash flows from operating activities:

  Net income                                            $ 308,362    $  51,137
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depletion                                           151,652      302,741
  Changes in assets and liabilities:
      (Increase) decrease in accounts receivable           (8,444)       5,378
      Increase (decrease) in accounts payable             (15,706)      36,087
                                                         --------     --------

          Net cash provided by operating activities       435,864      395,343
                                                         --------     --------

Cash flows from investing activities:

  (Additions) deletions to oil and gas properties           2,749       (7,874)

Cash flows from financing activities:

  Cash distributions to partners                         (413,500)    (367,165)
                                                         --------     --------

Net increase in cash and cash equivalents                  25,113       20,304
Cash and cash equivalents at beginning of period          170,141      117,053
                                                         --------     --------

Cash and cash equivalents at end of period              $ 195,254    $ 137,357
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

Note 1.

Parker & Parsley 89-A, L.P. (the "Registrant") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Registrant engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.

In the opinion of management, the Registrant's unaudited financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Registrant's Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1996 compared with nine months ended  September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $802,427 from $710,280 for the nine months ended September 30, 1996 and 1995, respectively, an increase of 13%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by a 9% decline in barrels of oil produced and sold and a 14% decline in mcf of gas produced and sold. For the nine months ended September 30, 1996, 27,017 barrels of oil were sold compared to 29,619 for the same period in 1995, a decrease of 2,602 barrels. For the nine months ended September 30, 1996, 102,999 mcf of gas were sold compared to 119,461 for the same period in 1995, a decrease of 16,462 mcf. The decreases in oil and gas production were due to the decline characteristics of the Registrant's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Registrant's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.57, or 21%, from $17.24 for the nine months ended September 30, 1995 to $20.81 for the same period in 1996 while the average price received per mcf of gas increased 40% from $1.67 during the nine months ended September 30, 1995 to $2.33 in 1996. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Registrant may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1996.

Costs and Expenses:

Total costs and expenses decreased to $500,831 for the nine months ended September 30, 1996 as compared to $665,807 for the same period in 1995, a decrease of $164,976, or 25%. This decrease was due to declines in production costs and depletion, offset by an increase in general and administrative expenses ("G&A").

Production costs were $323,712 for the nine months ended September 30, 1996 and $341,758 for the same period in 1995 resulting in an $18,046 decrease, or 5%. The decrease was the result of a decline in well repair and maintenance costs, offset by an increase in workover expense.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 20% from $21,308 for the nine months ended September 30, 1995 to $25,467 for the same period in 1996.

Depletion was $151,652 for the nine months ended September 30, 1996 compared to $302,741 for the same period in 1995, representing a decrease of $151,089, or 50%. This decrease was primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", (ii) a reduction in oil production of 2,602 barrels for the nine months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commodity prices.

Three months ended September 30, 1996 compared with three months ended September
  30, 1995

Revenues:

The Registrant's oil and gas revenues increased to $257,114 from $227,927 for the three months ended September 30, 1996 and 1994, respectively, an increase of 13%. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by an 11% decline in barrels of oil produced and sold and a 27% decline in mcf of gas produced and sold. For the three months ended September 30, 1996, 8,657 barrels of oil were sold compared to 9,715 for the same period in 1995, a decrease of 1,058 barrels. For the three months ended September 30, 1996, 31,414 mcf of gas were sold compared to 42,763 for the same period in 1995, a decrease of 11,349 mcf. The decreases in production were due to the decline characteristics of the Registrant's oil and gas properties.

The average price received per barrel of oil increased $5.10, or 31%, from $16.48 for the three months ended September 30, 1995 to $21.58 for the same period in 1996 while the average price received per mcf of gas increased 41% from $1.59 during the three months ended September 30, 1995 to $2.24 in 1996.

Costs and Expenses:

Total costs and expenses decreased to $148,423 for the three months ended September 30, 1996 as compared to $219,345 for the same period in 1995, a decrease of $70,922, or 32%. This decrease was due to declines in production costs and depletion, offset by an increase in G&A.

Production costs were $96,766 for the three months ended September 30, 1996 and $106,360 for the same period in 1995, resulting in a $9,594 decrease, or 9%. The decrease was primarily the result of a reduction in well repair and maintenance costs.

G&A's components are independent accounting and engineering fees, computer services, postage and managing general partner personnel costs. During this period, G&A increased, in aggregate, 34% from $6,112 for the three months ended September 30, 1995 to $8,199 for the same period in 1996.

Depletion was $43,458 for the three months ended September 30, 1996 compared to $106,873 for the same period in 1995. This represented a decrease in depletion of $63,415, or 59%, primarily attributable to the following factors: (i) a reduction in the Registrant's net depletable basis from charges taken in accordance with FAS 121, (ii) a reduction in oil production of 1,058 barrels for the three months ended September 30, 1996 as compared to the same period in 1995, and (iii) an increase in oil and gas reserves during the third quarter of 1996 as a result of higher commidity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $40,521 during the nine months ended September 30, 1996 from the same period ended September 30, 1995. This increase was primarily attributable to an increase in oil and gas sales, offset by an increase in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Registrant's investing activities during the nine months ended September 30, 1996 and 1995, respectively, were related to the disposal or replacement of oil and gas equipment on active properties.
                                         9

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1996 to cover distributions to the partners of $413,500 of which $409,355 was distributed to the limited partners and $4,145 to the managing general partner. For the same period ended September 30, 1995, cash was sufficient for distributions to the partners of $367,165 of which $363,490 was distributed to the limited partners and $3,675 to the managing general partner.

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

None.

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


                                     PARKER & PARSLEY 89-A, L.P.

                              By:    Parker & Parsley Development L.P.,
                                      Managing General Partner

                                     By:   Parker & Parsley Petroleum USA, Inc.
                                            ("PPUSA"), General Partner




Dated:  November 11, 1996     By:    /s/ Steven L. Beal
                                     ----------------------------------------
                                     Steven L. Beal, Senior Vice President
                                       and Chief Financial Officer of PPUSA