Form 10-Q
period 1997-03-31
PARKER & PARSLEY 89 A L P
filed 1997-05-12
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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


                                Yes / x / No /  /

                               Page 1 of 10 pages.

                             -There are no exhibits-

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 1997 and
              December 31, 1996   .....................................    3

            Statements of Operations for the three months
              ended March 31, 1997 and 1996............................    4

            Statement of Partners' Capital for the three months
              ended March 31, 1997.....................................    5

            Statements of Cash Flows for the three months
              ended March 31, 1997 and 1996............................    6

            Notes to Financial Statements..............................    7

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K...........................    9

            27.    Financial Data Schedule

                Signatures.............................................   10

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1997             1996
                                                  -----------      -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $178,651 at March 31
     and $162,738 at December 31                 $    178,784     $    162,871
  Accounts receivable - oil and gas sales             108,427          170,304
                                                  -----------      -----------
        Total current assets                          287,211          333,175
                                                  -----------      -----------

Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,712,589        6,709,438
Accumulated depletion                              (4,194,196)      (4,151,873)
                                                  -----------      -----------
        Net oil and gas properties                  2,518,393        2,557,565
                                                  -----------      -----------
                                                 $  2,805,604     $  2,890,740
                                                  ===========      ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                   $     25,471     $     22,606

Partners' capital:
  Managing general partner                             27,994           28,873
  Limited partners (8,317 interests)                2,752,139        2,839,261
                                                  -----------      -----------
                                                    2,780,133        2,868,134
                                                  -----------      -----------
                                                 $  2,805,604     $  2,890,740
                                                  ===========      ===========



  The financial information included as of March 31, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       Three months ended
                                                            March 31,
                                                   -------------------------
                                                      1997           1996
                                                   ---------      ----------
Revenues:
  Oil and gas                                     $  238,030     $   266,658
  Interest                                             2,306           1,850
                                                   ---------      ----------

                                                     240,336         268,508
                                                   ---------      ----------

Costs and expenses:
  Oil and gas production                             111,729         131,973
  General and administrative                           7,950           8,000
  Depletion                                           42,323          54,661
                                                   ---------      ----------

                                                     162,002         194,634
                                                   ---------      ----------

Net income                                        $   78,334     $    73,874
                                                   =========      ==========

Allocation of net income:
  Managing general partner                        $      783     $       739
                                                   =========      ==========

  Limited partners                                $   77,551     $    73,135
                                                   =========      ==========

Net income per limited partnership interest       $     9.32     $      8.79
                                                   =========      ==========

Distributions per limited partnership interest    $    19.80     $     12.00
                                                   =========      ==========


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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                    Managing
                                    general         Limited
                                    partner         partners         Total
                                 -----------      -----------     -----------


Balance at January 1, 1997      $     28,873     $  2,839,261    $  2,868,134

    Distributions                     (1,662)        (164,673)       (166,335)

    Net income                           783           77,551          78,334
                                 -----------      -----------     -----------

Balance at March 31, 1997       $     27,994     $  2,752,139    $  2,780,133
                                 ===========      ===========     ===========









         The financial information included herein has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Cash flows from operating activities:

  Net income                                            $  78,334   $  73,874
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          42,323      54,661
  Changes in assets and liabilities:
        (Increase) decrease in accounts receivable         61,877     (20,610)
        Increase (decrease) in accounts payable             2,865     (32,332)
                                                         --------    --------

            Net cash provided by operating activities     185,399      75,593
                                                         --------    --------

Cash flows from investing activities:

  Additions to oil and gas properties                      (3,151)       (705)

Cash flows from financing activities:

  Cash distributions to partners                         (166,335)   (100,818)
                                                         --------    --------

Net increase (decrease) in cash and cash equivalents       15,913     (25,930)
Cash and cash equivalents at beginning of period          162,871     170,141
                                                         --------    --------

Cash and cash equivalents at end of period              $ 178,784   $ 144,211
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1997 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Steven L. Beal, Senior Vice President, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased to $238,030 from $266,658 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $28,628, or 11%. The decrease in revenues was the result of a 17% decline in barrels of oil produced and sold and a 34% decline in the mcf of gas produced and sold, offset by higher average prices received per barrel of oil and mcf of gas. For the three months ended March 31, 1997, 7,824 barrels of oil were sold compared to 9,383 for the same period in 1996, a decrease of 1,559 barrels. For the three months ended March 31, 1997, 23,625 mcf of gas were sold compared to 36,044 for the same period ended March 31, 1996, a decrease of 12,149 mcf. The decreases in oil and gas production volumes were due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil increased $3.03, or 16%, from $18.96 for the three months ended March 31, 1996 to $21.99 for the same period in 1997, while the average price received per mcf of gas increased 13% from $2.46 during the three months ended March 31, 1996 to $2.79 for the same period in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1997.

Costs and Expenses:

Total costs and expenses decreased to $162,002 for the three months ended March 31, 1997 as compared to $194,634 for the same period in 1996, a decrease of $32,632, or 17%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $111,729 for the three months ended March 31, 1997 and $131,973 for the same period in 1996, resulting in a $20,244 decrease, or 15%. The decrease was primarily attributable to a decline in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased slightly from $8,000 for the three months ended March 31, 1996 to $7,950 for the same period in 1997.

Depletion was $42,323 for the three months ended March 31, 1997 compared to $54,661 for the same period in 1996, a decrease of $12,338, or 23%. The decrease was primarily attributable to a decline in oil production of 1,559 barrels for the three months ended March 31, 1997 compared to the same period in 1996 and an upward revision in oil and gas reserves.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $109,806 during the three months ended March 31, 1997 from the same period in 1996. This increase was due to an increase in oil and gas sales receipts and a decline in expenditures for production costs.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 1997 and 1996 were related to the addition to oil and gas equipment on active properties.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1997 to cover distributions to the partners of $166,335 of which $164,673 was distributed to the limited partners and $1,662 to the managing general partner. For the same period ended March 31, 1996, cash was sufficient for distributions to the partners of $100,818 of which $99,804 was distributed to the limited partners and $1,014 to the managing general partner.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.
------------

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

         27.    Financial Data Schedule

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


                                   PARKER & PARSLEY 89-A, L.P.

                          By:      Parker & Parsley Development L.P.,
                                    Managing General Partner

                                   By:    Parker & Parsley Petroleum USA, Inc.
                                          ("PPUSA"), General Partner




Dated:  May 12, 1997      By:      /s/ Steven L. Beal
                                   -------------------------------------
                                   Steven L. Beal, Senior Vice President
                                    and Chief Financial Officer of PPUSA