Form 10-Q
period 1997-06-30
PARKER & PARSLEY 89 A L P
filed 1997-08-08
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

                                        or

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

                                Yes / x / No /   /

                               Page 1 of 11 pages.
                            Exhibit index on page 10.

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                      Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of June 30, 1997 and
               December 31, 1996   .................................    3

            Statements of Operations for the three and six
              months ended June 30, 1997 and 1996...................    4

            Statement of Partners' Capital for the six months
              ended June 30, 1997...................................    5

            Statements of Cash Flows for the six months ended
              June 30, 1997 and 1996................................    6

            Notes to Financial Statements...........................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    7

                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K........................   10

            27.  Financial Data Schedule

            Signatures..............................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1997            1996
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $172,009 at June 30 and
    $162,738 at December 31                       $   172,142     $   162,871
  Accounts receivable - oil and gas sales             112,700         170,304
                                                   ----------      ----------
        Total current assets                          284,842         333,175
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,717,068       6,709,438
Accumulated depletion                              (4,239,751)     (4,151,873)
                                                   ----------      ----------
        Net oil and gas properties                  2,477,317       2,557,565
                                                   ----------      ----------
                                                  $ 2,762,159     $ 2,890,740
                                                   ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    29,401     $    22,606

Partners' capital:
  Managing general partner                             27,520          28,873
  Limited partners (8,317 interests)                2,705,238       2,839,261
                                                   ----------      ----------
                                                    2,732,758       2,868,134
                                                   ----------      ----------
                                                  $ 2,762,159     $ 2,890,740
                                                   ==========      ==========

   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                Three months ended         Six months ended
                                     June 30,                   June 30,
                               -----------------------------------------------
                                  1997        1996        1997          1996
                               ---------   ---------   ----------   ----------
Revenues:
  Oil and gas                  $ 209,234   $ 278,655   $  447,264   $  545,313
  Interest                         2,500       2,229        4,806        4,079
                                --------    --------    ---------    ---------
                                 211,734     280,884      452,070      549,392
                                --------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production          94,805      94,973      206,534      226,946
  General and administrative       6,175       9,268       14,125       17,268
  Depletion                       45,555      53,533       87,878      108,194
                                --------    --------    ---------    ---------
                                 146,535     157,774      308,537      352,408
                                --------    --------    ---------    ---------
Net income                     $  65,199   $ 123,110   $  143,533   $  196,984
                                ========    ========    =========    =========
Allocation of net income:
  Managing general partner     $     652   $   1,231   $    1,435   $    1,970
                                ========    ========    =========    =========

  Limited partners             $  64,547   $ 121,879   $  142,098   $  195,014
                                ========    ========    =========    =========
Net income per limited
  partnership interest         $    7.77   $   14.66   $    17.09   $    23.45
                                ========    ========    =========    =========
Distributions per limited
  partnership interest         $   13.40   $   18.20   $    33.20   $    30.20
                                ========    ========    =========    =========


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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                 Managing
                                 general       Limited
                                 partner       partners         Total
                                ---------     ----------     ----------

Balance at January 1, 1997      $  28,873     $2,839,261     $2,868,134

   Distributions                   (2,788)      (276,121)      (278,909)

   Net income                       1,435        142,098        143,533
                                  -------      ---------      ---------

Balance at June 30, 1997        $  27,520     $2,705,238     $2,732,758
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six months ended
                                                                June 30,
                                                         ---------------------
                                                            1997        1996
                                                         ---------   ---------
Cash flows from operating activities:

   Net income                                            $ 143,533   $ 196,984
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                           87,878     108,194
   Changes in assets and liabilities:
        (Increase) decrease in accounts receivable          57,604     (18,056)
        Increase (decrease) in accounts payable              6,795     (22,075)
                                                          --------    --------

              Net cash provided by operating activities    295,810     265,047
                                                          --------    --------
Cash flows from investing activities:
   Additions to oil and gas properties                      (7,630)       (705)

Cash flows from financing activities:
   Cash distributions to partners                         (278,909)   (253,730)
                                                          --------    --------
Net increase in cash and cash equivalents                    9,271      10,612
Cash and cash equivalents at beginning of period           162,871     170,141
                                                          --------    --------

Cash and cash equivalents at end of period               $ 172,142   $ 180,753
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 89-A, L.P. (the "Partnership") as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (1)

Results of Operations

Six months ended June 30, 1997 compared with six months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 18% to $447,264 from $545,313 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in revenues primarily resulted from a 16% decline in barrels of oil produced and sold, a 25% decline in mcf of gas produced and sold and a decline in the average price received per barrel of oil, offset by an increase in the average price received per mcf of gas. For the six months ended June 30, 1997, 15,500 barrels of oil were sold compared to 18,360 for the same period in 1996, a decrease of 2,860 barrels. For the six months ended June 30, 1997, 53,459 mcf of gas were sold compared to 71,585 for the same period in 1996, a decrease of 18,126 mcf. The decreases in oil and gas production volumes were due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased slightly from $20.45 for the six months ended June 30, 1996 to $20.37 for the same period in 1997, while the average price received per mcf of gas increased 4% from $2.37 during the six months ended June 30, 1996 to $2.46 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1997.

Costs and Expenses:

Total costs and expenses decreased to $308,537 for the six months ended June 30, 1997 as compared to $352,408 for the same period in 1996, resulting in a decrease of $43,871, or 12%. This decrease was due to declines in production costs, depletion and general and administrative expenses ("G&A").

Production costs were $206,534 for the six months ended June 30, 1997 and $226,946 for the same period in 1996 resulting in a $20,412 decrease, or 9%. The decrease was primarily attributable to a decline in workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $17,268 for the six months ended June 30, 1996 to $14,125 for the same period in 1997.

Depletion was $87,878 for the six months ended June 30, 1997 compared to $108,194 for the same period in 1996. This represented a decrease in depletion of $20,316, or 19%, primarily attributable to a decline in production of 2,860 barrels for the six months ended June 30, 1997 from the same period in 1996.

Three months ended June 30, 1997 compared with three months ended
  June 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 25% to $209,234 from 278,655 for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The decrease in revenues resulted from a 15% decline in the average price received per barrel of oil and a 4% decline in the average price received per mcf of gas, a 15% decline in barrels of oil produced and sold and a 16% decline in mcf of gas produced and sold. For the three months ended June 30, 1997, 7,675 barrels of oil were sold compared to 8,977 for the same period in 1996, a decrease of 1,302 barrels. For the three months ended June 30, 1997, 29,833 mcf of gas were sold compared to 35,541 for the same period in 1996, a decrease of 5,708 mcf. The decreases in production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.30 from $22.01 for the three months ended June 30, 1996 to $18.71 for the same period in 1997 while the average price received per mcf of gas decreased from $2.28 during the three months ended June 30, 1996 to $2.20 in 1997.

Costs and Expenses:

Total costs and expenses decreased to $146,535 for the three months ended June 30, 1997 as compared to $157,774 for the same period in 1996, a decrease of $11,239, or 7%. This decrease was due to declines in depletion, G&A and production costs.

Production costs were $94,805 for the three months ended June 30, 1997 and $94,973 for the same period in 1996 resulting in a $168 decrease. This decrease was primarily the result of reductions in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 33% from $9,268 for the three months ended June 30, 1996 to $6,175 for the same period in 1997.

Depletion was $45,555 for the three months ended June 30, 1997 compared to $53,533 for the same period in 1996. This represented a decrease in depletion of 7,978, or 15%, primarily attributable to a decline in production of 1,302 barrels for the three months ended June 30, 1997 compared to the same period in 1996.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $30,763 during the six months ended June 30, 1997 from the same period ended June 30, 1996. This increase was primarily attributable to a decrease in production costs paid, offset by a decrease in oil and gas sales receipts.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1997 and 1996 included equipment replacement expenditures on several oil and gas properties.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1997 to cover distributions to the partners of $278,909 of which $2,788 was distributed to the managing general partner and $276,121 to the limited partners. For the same period ended June 30, 1996, cash was sufficient for distributions to the partners of 253,730 of which $2,539 was distributed to the managing general partner and $251,191 to the limited partners.

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


                                      PARKER & PARSLEY 89-A, L.P.

                                  By: Parker & Parsley Development L.P.,
                                       Managing General Partner
                                      By: Parker & Parsley Petroleum USA, Inc.
                                           ("PPUSA"), General Partner




Dated:  August 7, 1997            By:  /s/ Rich Dealy
                                    ------------------------------
                                    Rich Dealy, Controller of PPUSA