Form 10-Q
period 1997-09-30
PARKER & PARSLEY 89 A L P
filed 1997-11-07
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


  / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1997 and
              December 31, 1996   ......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1997 and 1996...................    4

           Statement of Partner's Capital for the nine months
             ended September 30, 1997...................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996................................    6

           Notes to Financial Statements................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   10

           27.   Financial Data Schedule

           Signatures...................................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                    September 30,   December 31,
                                                        1997            1996
                                                    ------------    -----------
                                                     (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $184,666 at September
     30 and $162,738 at December 31                 $    184,799    $   162,871
  Accounts receivable - oil and gas sales                 91,616        170,304
                                                     -----------     ----------
          Total current assets                           276,415        333,175
                                                     -----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 6,517,804      6,709,438
Accumulated depletion                                 (4,089,292)    (4,151,873)
                                                     -----------     ----------
          Net oil and gas properties                   2,428,512      2,557,565
                                                     -----------     ----------
                                                    $  2,704,927    $ 2,890,740
                                                     ===========     ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $     35,061    $    22,606
Partners' capital:
  Managing general partner                                26,890         28,873
  Limited partners (8,317 interests)                   2,642,976      2,839,261
                                                     -----------     ----------
                                                       2,669,866      2,868,134
                                                     -----------     ----------
                                                    $  2,704,927    $ 2,890,740
                                                     ===========     ==========


The financial information included as of September 30, 1997 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended       Nine months ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                    1997        1996        1997         1996
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 193,549   $ 257,114   $ 640,813   $ 802,427
  Interest                            2,606       2,687       7,412       6,766
  Gain on disposition of assets      13,269         -        13,269         -
                                   --------    --------    --------    --------
                                    209,424     259,801     661,494     809,193
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             96,814      96,766     303,348     323,712
  General and administrative          6,863       8,199      20,988      25,467
  Depletion                          40,371      43,458     128,249     151,652
  Abandoned property                 10,623         -        10,623         -
                                   --------    --------    --------    --------
                                    154,671     148,423     463,208     500,831
                                   --------    --------    --------    --------
Net income                        $  54,753   $ 111,378   $ 198,286   $ 308,362
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     548   $   1,113   $   1,983   $   3,083
                                   ========    ========    ========    ========
  Limited partners                $  54,205   $ 110,265   $ 196,303   $ 305,279
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    6.51   $   13.26   $   23.60   $   36.71
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $   14.00   $   19.02   $   47.20   $   49.22
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general       Limited
                                     partner       partners        Total
                                    ---------     ----------     ----------

Balance at January 1, 1997          $  28,873     $2,839,261     $2,868,134

    Distributions                      (3,966)      (392,588)      (396,554)

    Net income                          1,983        196,303        198,286
                                     --------      ---------      ---------

Balance at September 30, 1997       $  26,890     $2,642,976     $2,669,866
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  198,286    $  308,362
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                        128,249       151,652
         Gain on disposition of assets                    (13,269)          -
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable        78,688        (8,444)
         Increase (decrease) in accounts payable           14,789       (15,706)
                                                        ---------     ---------
           Net cash provided by operating activities      406,743       435,864
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (8,778)          -
   Proceeds from disposition of assets                     20,517         2,749
                                                        ---------     ---------
           Net cash provided by investing activities       11,739         2,749
                                                        ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                        (396,554)     (413,500)
                                                        ---------     ---------
Net increase in cash and cash equivalents                  21,928        25,113
Cash and cash equivalents at beginning of period          162,871       170,141
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  184,799    $  195,254
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

Note 1.     Basis of presentation

In the opinion of management, the unaudited financial statements of Parker & Parsley 89-A, L.P. (the "Partnership") as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Controller, 303 West Wall, Suite 101, Midland, Texas 79701.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the general partner of the Partnership. Prior to August 8, 1997, the Partnership's general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa Inc. merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

Results of Operations

Nine months ended September 30, 1997 compared with nine months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 20% to $640,813 from $802,427 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the nine months ended September 30, 1997, 22,626 barrels of oil were sold compared to 27,017 for the same period in 1996, a decrease of 4,391 barrels, or 16%. For the nine months ended September 30, 1997, 81,320 mcf of gas were sold compared to 102,999 for the same period in 1996, a decrease of 21,679 mcf, or 21%. The decreases in oil and gas production were due to the decline characteristics of the Partnership's oil and gas properties. Management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.09, or 5%, from $20.81 for the nine months ended September 30, 1996 to $19.72 for the same period in 1997, while the average price received per mcf of gas increased 3% from $2.33 during the nine months ended September 30, 1996 to $2.39 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1997.

Gain on disposition of assets of $13,269 for the nine months ended September 30, 1997 was attributable to the abandonment of one fully depleted oil and gas well.

Costs and Expenses:

Total costs and expenses decreased to $463,208 for the nine months ended September 30, 1997 as compared to $500,831 for the same period in 1996, a decrease of $37,623, or 8%. This decrease was due to declines in depletion, production costs and general and administrative expenses ("G&A"), offset by an increase in abandoned property costs.

Production costs were $303,348 for the nine months ended September 30, 1997 and $323,712 for the same period in 1996 resulting in a $20,364 decrease, or 6%. The decrease was the result of declines in workover costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $25,467 for the nine months ended September 30, 1996 to $20,988 for the same period in 1997.

Depletion was $128,249 for the nine months ended September 30, 1997 compared to $151,652 for the same period in 1996, representing a decrease of $23,403, or 15%. This decrease was primarily attributable to a decline in oil production of 4,391 barrels for the nine months ended September 30, 1997 from the same period in 1996.

Abandoned property costs of $10,623 were incurred on one well during the nine months ended September 30, 1997.

Three months ended September 30, 1997 compared with three months ended
  September 30, 1996

Revenues:

The Partnership's oil and gas revenues decreased 25% to $193,549 from $257,114 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. The decrease in revenues resulted from declines in barrels of oil and mcf of gas produced and sold and a lower average price received per barrel of oil, offset by a higher average price received per mcf of gas. For the three months ended September 30, 1997, 7,126 barrels of oil were sold compared to 8,657 for the same period in 1996, a decrease of 1,531 barrels, or 18%. For the three months ended September 30, 1997, 27,860 mcf of gas were sold compared to 31,414 for the same period in 1996, a decrease of 3,554 mcf, or 11%. The decreases in production were due to the decline characteristics of the Partnership's oil and gas properties.

The average price received per barrel of oil decreased $3.27, or 15%, from $21.58 for the three months ended September 30, 1996 to $18.31 for the same period in 1997, while the average price received per mcf of gas increased slightly from $2.24 during the three months ended September 30, 1996 to $2.26 in 1997.

For the three months ended September 30, 1997, the Partnership recognized a gain on the disposition of assets of $13,269 which was attributable to the abandonment of one fully depleted oil and gas well.

Costs and Expenses:

Total costs and expenses increased to $154,671 for the three months ended September 30, 1997 as compared to $148,423 for the same period in 1996, an increase of $6,248, or 4%. This increase was due to increases in abandoned property costs and production costs, offset by decreases in depletion and G&A.

Production costs were $96,814 for the three months ended September 30, 1997 and $96,766 for the same period in 1996, resulting in a $48 increase. The increase was the result of higher ad valorem taxes, offset by lower production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $8,199 for the three months ended September 30, 1996 to $6,863 for the same period in 1997.

Depletion was $40,371 for the three months ended September 30, 1997 compared to $43,458 for the same period in 1996. This represented a decrease in depletion of $3,087, or 7%. The decrease was attributable to a decline in oil production of 1,531 barrels during the three months ended September 30, 1997, as compared to the same period in 1996, offset by a decrease in oil reserves for the third quarter of 1997 due to lower commodity prices.

Abandoned property costs of $10,623 were incurred on one well during the three months ended September 30, 1997.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $29,121 during the nine months ended September 30, 1997 from the same period ended September 30, 1996. This decrease was primarily attributable to a decrease in oil and gas sales receipts and an increase in abandoned property costs paid, offset by a decrease in production costs paid.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1997 and 1996, respectively, were related to the disposal or replacement of oil and gas equipment on active properties.

Proceeds on disposition of assets of $20,517 resulted from the abandonment of one oil and gas well during the nine months ended September 30, 1997.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1997 to cover distributions to the partners of $396,554 of which $3,966 was distributed to the managing general partner and $392,588 to the limited partners. For the same period ended September 30, 1996, cash was sufficient for distributions to the partners of $413,500 of which $4,145 was distributed to the managing general partner and $409,355 to the limited partners.

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


                                            PARKER & PARSLEY 89-A, L.P.

                                     By:    Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner




Dated:  November 7, 1997             By:    /s/ Rich Dealy
                                            -------------------------------
                                            Rich Dealy, Vice President and
                                              Controller