Form 10-K405
period 1997-12-31
PARKER & PARSLEY 89 A L P
filed 1998-03-27
CIK 844582

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

   / x /          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

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

             As of March 9, 1998, the number of outstanding limited
            partnership interests was 8,317. The following documents
             are incorporated by reference into the indicated parts
                    of this Annual Report on Form 10-K: None

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

                                     PART I

ITEM 1.     Business

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. ("Mesa") received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger. For a more complete description of the Parker & Parsley and Mesa merger, see Pioneer's Registration Statement on Form S-4 as filed with the Securities & Exchange Commission.

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

The principal markets during 1997 for the oil produced by the Partnership were refineries and oil transmission companies that have facilities near the
Partnership's   oil  producing   properties.   The  principal  markets  for  the
Partnership's gas were companies that have pipelines located near the Partnership's gas producing properties. Of the Partnership's total oil and gas revenues for 1997, approximately 60%, 11% and 10% were attributable to sales made to Genesis Crude Oil, L.P., Western Gas Resources, Inc. and Producers Energy Marketing, LLC, respectively.

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

The Partnership does not have any employees of its own. Pioneer USA employs 1,133 persons, many of whom dedicated a part of their time to the conduct of the Partnership's business during the period for which this report is filed. Pioneer USA supplies all management functions.

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

Fractional working interests in developmental oil and gas prospects located in the Spraberry Trend area of West Texas were acquired by the Partnership, resulting in the Partnership's participation in the drilling of 33 oil and gas wells. In 1997, one well was plugged and abandoned. At December 31, 1997, 32 wells were producing.

For information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities for the years then ended, see Note 7 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" below. Such reserves have been estimated by the engineering staff of Pioneer USA with a review by an independent petroleum consultant.

ITEM 3.     Legal Proceedings

The Partnership is a party to various legal proceedings incidental to its business involving claims in oil and gas leases or interests, other claims for damages in amounts not in excess of 10% of its current assets and other matters, none of which Pioneer believes to be material.

ITEM 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.     Market for Partnership's Common Equity and Related Stockholder
              Matters

At March 9, 1998, the Partnership had 8,317 outstanding limited partnership interests held of record by 607 subscribers. There is no established public trading market for the limited partnership interests. Under the limited partnership agreement, Pioneer USA has made certain commitments to purchase partnership interests at a computed value.

Revenues which, in the sole judgement of the managing general partner, are not required to meet the Partnership's obligations are distributed to the partners at least quarterly in accordance with the limited partnership agreement. During the years ended December 31, 1997 and 1996, $520,560 and $573,201, respectively, of such revenue-related distributions were made to the limited partners.

ITEM 6.     Selected Financial Data

The following table sets forth selected financial data for the years ended December 31:

                                1997         1996         1995         1994         1993
                             ----------   ----------   ----------   ----------   ----------
Operating results:
 Oil and gas sales           $  856,926   $1,132,944   $  932,815   $  982,923   $1,314,659
                              =========    =========    =========    =========    =========
 Impairment of oil and
  gas properties             $  531,929   $      -     $  692,515   $      -     $      -
                              =========    =========    =========    =========    =========
 Net income (loss)           $ (269,363)  $  488,019   $ (589,248)  $  119,039   $  398,268
                              =========    =========    =========    =========    =========
 Allocation of net
  income (loss):
   Managing general
     partner                 $   (2,693)  $    4,880   $   (5,893)  $    1,304   $    4,118
                              =========    =========    =========    =========    =========
   Limited partners          $ (266,670)  $  483,139   $ (583,355)  $  117,735   $  394,150
                              =========    =========    =========    =========    =========
 Limited partners' net
  income (loss) per limited
  partnership interest       $    32.06   $    58.09   $   (70.14)  $    14.16   $    47.39
                              =========    =========    =========    =========    =========
 Limited partners' cash
  distributions per
  limited partnership
  interest                   $    62.59   $    68.92   $    56.70   $    63.80   $    97.28
                              =========    =========    =========    =========    =========
At year end:
 Total assets                $2,099,131   $2,890,740   $3,021,200   $4,042,199   $4,463,140
                              =========    =========    =========    =========    =========

                                        5

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

Results of operations

1997 compared to 1996

The Partnership's 1997 oil and gas revenues decreased 24% to $856,926 from $1,132,944 in 1996. The decrease in revenues resulted from declines in production and lower average prices received. In 1997, 30,029 barrels of oil, 6,032 barrels of natural gas liquids ("NGLs") and 92,294 mcf of gas were sold, or 51,443 barrel of oil equivalents ("BOEs"). In 1996, 36,531 barrels of oil and 131,428 mcf of gas were sold, or 58,436 BOEs.

Consistent with the managing general partner, the Partnership has historically accounted for processed natural gas production as wellhead production on a wet gas basis. As a result of the merger with Mesa, the managing general partner has adopted Mesa's accounting policy and now accounts for processed natural gas production in two components: natural gas liquids and dry residue gas. As a result of the change in the managing general partner's policy, the Partnership now accounts for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997.

The declines in production volumes were primarily attributable to the decline characteristics of the Partnership's oil and gas properties. Because of these characteristics, management expects a certain amount of decline in production to continue in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $2.24, or 10%, from $21.72 in 1996 to $19.48 in 1997. The average price received per barrel of NGLs during 1997 was $11.08. The average price received per mcf of gas decreased 14% from $2.58 in 1996 to $2.22 in 1997. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received in 1997.

Gain on disposition of assets of $22,957 was comprised of equipment credits of $32,539 received on one well plugged and abandoned during 1997 less the write-off of remaining capitalized cost of $9,582.

Total costs and expenses increased in 1997 to $1,159,545 as compared to $654,712 in 1996, an increase of $504,833, or 77%. The increase was primarily due to the impairment of oil and gas properties in 1997 and abandonments, offset by decreases in production, depletion and general and administrative expenses ("G&A").

Production costs were $405,273 in 1997 and $423,914 in 1996, resulting in a $18,641 decrease. The decrease was due to a decline in workover costs and production taxes, offset by an increase in well maintenance costs.

G&A components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 18% from $36,092 in 1996 to $29,451 in 1997. The Partnership paid the managing general partner $25,384 in 1997 and $32,317 in 1996 for G&A incurred on behalf of the Partnership. G&A is allocated, in part, to the Partnership by the managing general partner. Such allocated expenses are determined by the managing general partner based upon its judgement of the level of activity of the Partnership relative to the managing general partners' activities and other entities it manages. The method of allocation has varied in certain years and may do so again depending on the activities of the managed entities.

The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") effective as of October 1, 1995 (see Notes 2 and 3 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized a non-cash charge of $531,929 related to its oil and gas properties during the fourth quarter of 1997.

Depletion was $182,263 in 1997 compared to $194,706 in 1996. This represented a decrease of $12,443, or 6%. This decrease was primarily attributable to a reduction in oil production of 6,502 barrels in 1997 from 1996, offset by a decrease in oil and gas reserves during 1997 as a result of lower commodity prices.

1996 compared to 1995

The Partnership's 1996 oil and gas revenues increased 21% to $1,132,944 from $932,815 in 1995. The increase in revenues resulted from higher average prices received per barrel of oil and mcf of gas, offset by declines in barrels of oil and mcf of gas produced and sold. In 1996, 36,531 barrels of oil were sold compared to 39,292 in 1995, a decline of 2,761 barrels, or 7%. In 1996, 131,428 mcf of gas were sold compared to 158,272 in 1995, a decrease of 26,844 mcf, or 17%.

The average price received per barrel of oil increased $4.55, or 26%, from $17.17 in 1995 to $21.72 in 1996, while the average price received per mcf of gas increased 58% from $1.63 in 1995 to $2.58 in 1996.

Total costs and expenses decreased in 1996 to $654,712 as compared to $1,531,180 in 1995, a decrease of $876,468, or 57%. The decrease was primarily due to the impairment of oil and gas properties in 1995 and declines in depletion, offset by an increase in G&A.

Production costs were $423,914 in 1996 and $424,825 in 1995, resulting in a $911 decrease. The decrease was due to a decline in well repair and maintenance, offset by an increase in workover costs incurred in an effort to stimulate well production.
                                        7

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

Impact of inflation and changing prices on sales and net income

Inflation impacts the fixed overhead rate charges of the lease operating expenses for the Partnership. During 1995, the annual change in the index of average weekly earnings of crude petroleum and gas production workers issued by the U.S. Department of Labor, Bureau of Labor Statistics increased by 4.4%. The 1996 annual change in average weekly earnings increased by 4.1%. The 1997 index (effective April 1, 1997) increased 2%. The impact of inflation for other lease operating expenses is small due to the current economic condition of the oil industry.

The oil and gas industry experienced volatility during the past decade because of the fluctuation of the supply of most fossil fuels relative to the demand for such products and other uncertainties in the world energy markets causing significant fluctuations in oil and gas prices. During 1997, the price per barrel for oil production similar to the Partnership's ranged from approximately $16.00 to $23.00. During most of 1997 and 1996, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On March 19, 1998, the market price for West Texas intermediate crude was $12.00 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Prices for natural gas are subject to ordinary seasonal fluctuations, and this volatility of natural gas prices may result in production being curtailed and, in some cases, wells being completely shut-in.

Liquidity and capital resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $56,692 during the year ended December 31, 1997 from the year ended December 31, 1996. This decrease was primarily attributable to a decrease in oil and gas sales, offset by a decrease in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during 1997 and 1996 were related to the addition or disposal of oil and gas equipment on active properties.

Proceeds from disposition of assets of $32,539 were the result of equipment credits received from the abandonment of one oil and gas well during 1997.

Net Cash Used in Financing Activities

Cash was sufficient in 1997 for distributions to the partners of $525,818 of which $5,258 was distributed to the managing general partner and $520,560 to the limited partners. Cash was sufficient in 1996 for distributions to the partners of $578,994 of which $5,793 was distributed to the managing general partner and $573,201 to the limited partners.

It is expected that future net cash provided by operations will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses as defined pursuant to the partnership agreement. Although the costs are not estimable at this time, they should not be significant to the Partnership.

ITEM 8.     Financial Statements and Supplementary Data



                          Index to Financial Statements

                                                                        Page

Financial Statements of Parker & Parsley 89-A, L.P.:
  Independent Auditors' Report......................................     11
  Balance Sheets as of December 31, 1997 and 1996...................     12
  Statements of Operations for the Years Ended December 31,
    1997, 1996 and 1995.............................................     13
  Statements of Partners' Capital for the Years Ended
    December 31, 1997, 1996 and 1995................................     14
  Statements of Cash Flows for the Years Ended December 31,
    1997, 1996 and 1995.............................................     15
  Notes to Financial Statements.....................................     16

                          INDEPENDENT AUDITORS' REPORT




The Partners
Parker & Parsley 89-A, L.P.
  (A Delaware Limited Partnership):

We have audited the financial statements of Parker & Parsley 89-A, L.P. as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parker & Parsley 89-A, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 2 and 3 to the financial statements, the Partnership adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.



                                               KPMG Peat Marwick LLP


Midland, Texas
March 20, 1998

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                                 BALANCE SHEETS
                                   December 31




                                                     1997           1996
                                                  -----------    -----------
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $167,541 in 1997 and
    $162,738 in 1996                              $   167,674    $   162,871
  Accounts receivable - oil and gas sales              83,558        170,304
                                                   ----------     ----------
       Total current assets                           251,232        333,175
                                                   ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,523,134      6,709,438
Accumulated depletion                              (4,675,235)    (4,151,873)
                                                   ----------     ----------
       Net oil and gas properties                   1,847,899      2,557,565
                                                   ----------     ----------
                                                  $ 2,099,131    $ 2,890,740
                                                   ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    26,178    $    22,606

Partners' capital:
  Managing general partner                             20,922         28,873
  Limited partners (8,317 interests)                2,052,031      2,839,261
                                                   ----------     ----------
                                                    2,072,953      2,868,134
                                                   ----------     ----------
                                                  $ 2,099,131    $ 2,890,740
                                                   ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                         For the years ended December 31


                                      1997          1996          1995
                                   ----------    ----------    ----------
Revenues:
  Oil and gas                      $  856,926    $1,132,944    $  932,815
  Interest                             10,299         9,787         9,117
  Gain on disposition of assets        22,957           -            -
                                    ---------     ---------     ---------
                                      890,182     1,142,731       941,932
                                      -------     ---------     ---------
Costs and expenses:
  Oil and gas production              405,273       423,914       424,825
  General and administrative           29,451        36,092        33,230
  Impairment of oil and gas
    properties                        531,929           -         692,515
  Depletion                           182,263       194,706       380,610
  Abandonments                         10,629           -             -
                                    ---------     ---------     ---------
                                    1,159,545       654,712     1,531,180
                                    ---------     ---------     ---------
Net income (loss)                  $ (269,363)   $  488,019    $ (589,248)
                                    =========     =========     =========
Allocation of net income (loss):
  Managing general partner         $   (2,693)   $    4,880    $   (5,893)
                                    =========     =========     =========
  Limited partners                 $ (266,670)   $  483,139    $ (583,355)
                                    =========     =========     =========
Net income (loss) per limited
  partnership interest             $   (32.06)   $    58.09    $   (70.14)
                                    =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL



                                           Managing
                                           general      Limited
                                           partner      partners       Total
                                          ---------    ----------    ----------

Partners' capital at January 1, 1995      $  40,446    $3,984,222    $4,024,668

   Distributions                             (4,767)     (471,544)     (476,311)

   Net loss                                  (5,893)     (583,355)     (589,248)
                                           --------     ---------     ---------
Partners' capital at December 31, 1995       29,786     2,929,323     2,959,109

   Distributions                             (5,793)     (573,201)     (578,994)

   Net income                                 4,880       483,139       488,019
                                           --------     ---------     ---------
Partners' capital at December 31, 1996       28,873     2,839,261     2,868,134

   Distributions                             (5,258)     (520,560)     (525,818)

   Net loss                                  (2,693)     (266,670)     (269,363)
                                           --------     ---------     ---------
Partners' capital at December 31, 1997    $  20,922    $2,052,031    $2,072,953
                                           ========     =========     =========


   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                         For the years ended December 31


                                               1997        1996          1995
                                            ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                        $(269,363)   $ 488,019    $(589,248)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
        Impairment of oil and gas
           properties                         531,929          -        692,515
        Depletion                             182,263      194,706      380,610
        Gain on disposition of assets         (22,957)         -            -
   Changes in assets and liabilities:
        Accounts receivable                    86,746      (74,358)      10,560
        Accounts payable                        3,572      (39,485)      44,560
                                             --------     --------     --------
           Net cash provided by operating
             activities                       512,190      568,882      538,997
                                             --------     --------     --------
Cash flows from investing activities:
   (Additions) deletions of oil and gas
      properties                              (14,108)       2,842       (9,598)
   Proceeds from disposition of assets         32,539          -            -
                                             --------     --------     --------
           Net cash provided by (used in)
             investing activities              18,431        2,842       (9,598)
                                             --------     --------     --------
Cash flows from financing activities:
   Cash distributions to partners            (525,818)    (578,994)    (476,311)
                                             --------     --------     --------
Net increase (decrease) in cash and cash
   equivalents                                  4,803       (7,270)      53,088
Cash and cash equivalents at beginning
   of year                                    162,871      170,141      117,053
                                             --------     --------     --------
Cash and cash equivalents at end of year    $ 167,674    $ 162,871    $ 170,141
                                             ========     ========     ========

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


Note 1.     Organization and nature of operations

     Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware. As of August 8, 1997, Pioneer Natural Resources USA, Inc. ("Pioneer USA") became the managing general partner of the Partnership. Prior to August 8, 1997, the Partnership's managing general partner was Parker & Parsley Development L.P. ("PPDLP"), a wholly-owned subsidiary of Parker & Parsley Petroleum Company ("Parker & Parsley"). On August 7, 1997, Parker & Parsley and Mesa Inc. received shareholder approval to merge and create Pioneer Natural Resources Company ("Pioneer"). On August 8, 1997, PPDLP was merged with and into Pioneer USA, a wholly-owned subsidiary of Pioneer, resulting in Pioneer USA becoming the managing general partner of the Partnership as PPDLP's successor by merger.

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

     Oil and gas properties - The Partnership utilizes the successful efforts method of accounting for its oil and gas properties and equipment. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method on a property-by-property basis based on proved oil (dominant mineral) reserves as determined by the engineering staff of Pioneer USA, the Partnership's managing general partner, and reviewed by independent petroleum consultants. The carrying amounts of properties sold or otherwise disposed of and the related allowances for depletion are eliminated from the accounts and any gain or loss is included in operations.

     Impairment of long-lived assets - In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Partnership reviews its long-lived assets to be held and used on an individual property basis, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Partnership recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

       Environmental - The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability or component are fixed or reliably determinable.

Note 3.     Impairment of long-lived assets

     The Partnership adopted SFAS 121 effective October 1, 1995. In order to determine whether an impairment has occurred, the Partnership estimates the expected future cash flows of its oil and gas properties and compares such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Partnership adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result of the review and evaluation of its long-lived assets for impairment, the Partnership recognized non-cash charges of $531,929 and $692,515 related to its oil and gas properties during the fourth quarters of 1997 and 1995, respectively.

Note 4.     Income taxes

     The  financial   statement  basis  of  the  Partnership's  net  assets  and liabilities was $976,004 greater than the tax basis at December 31, 1997.

     The following is a reconciliation of net income (loss) per statements of operations with the net income per Federal income tax returns for the years ended December 31:
                                             1997         1996         1995
                                           ---------    ---------    ---------
Net income (loss)  per statements of
   operations                              $(269,363)   $ 488,019    $(589,248)
Depletion and depreciation provisions for
   tax reporting purposes (over) under
   amounts for financial reporting purposes  142,231      (42,769)     131,689
Impairment of oil and gas properties for
   financial reporting purposes              531,929          -        692,515
Salvage income                                31,751        4,992          326
Other                                        (28,358)       3,761          -
                                            --------     --------     --------
     Net income per  Federal
       income tax returns                  $ 408,190    $ 454,003    $ 235,282
                                            ========     ========     ========

Note 5.     Oil and gas producing activities

     The following is a summary of the net costs incurred, whether capitalized or expensed, related to the Partnership's oil and gas producing activities for the years ended December 31:
                                              1997         1996         1995
                                           ---------    ---------    ---------
       Development costs                   $    (406)   $  (2,842)   $   9,598
                                            ========     ========     ========

     Capitalized oil and gas properties consist of the following:
                                               1997            1996
                                           -----------     -----------
    Proved properties:
       Property acquisition costs          $   279,410     $   286,806
       Completed wells and equipment         6,243,724       6,422,632
                                            ----------      ----------
                                             6,523,134       6,709,438
    Accumulated depletion                   (4,675,235)     (4,151,873)
                                            ----------      ----------
            Net capitalized costs          $ 1,847,899     $ 2,557,565
                                            ==========      ==========
                                       18

     During 1997, the Partnership recognized a non-cash charge of $531,929 against oil and gas properties associated with SFAS 121. See Note 3.

Note 6.     Related party transactions

     Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                                1997        1996        1995
                                             ---------   ---------   ---------
  Payment of lease operating and
     supervision charges in accordance
     with standard industry operating
     agreements                              $ 161,457   $ 160,155   $ 147,846

  Reimbursement of general and
     administrative expenses                 $  25,384   $  32,317   $  27,660

  Receipt of proceeds for the salvage
     value of retired oil and gas
     equipment                               $  20,747   $   2,876   $     -

  Purchase of oil and gas properties
     and related equipment, at
     predecessor cost                        $     -     $     -     $   8,203

     The Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Pioneer USA, P&P Employees 89-A Conv., Ltd. ("EMPL") (the "Entities"), Parker & Parsley 89-A Conv., L.P. and the Partnership (the "Partner ships") are parties to the Program agreement. EMPL is a limited partnership organized for the benefit of certain employees of Pioneer USA.

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

   (1) Excludes Pioneer USA's 1% general partner ownership which is allocated at the Partnership level and 105 limited partner interests owned by Pioneer USA.

   (2) The allocation between the Partnership and Parker & Parsley 89-A Conv., L.P. is 74.833543% and 25.166457%, respectively.

Note 7.     Oil and gas information (unaudited)

     The following table presents information relating to the Partnership's estimated proved oil and gas reserves at December 31, 1997, 1996 and 1995 and changes in such quantities during the years then ended. All of the Partnership's reserves are proved and located within the United States. The Partnership's reserves are based on an evaluation prepared by the engineering staff of Pioneer USA and reviewed by an independent petroleum consultant, using criteria established by the Securities and Exchange Commission. Reserve value information is available to limited partners pursuant to the Partnership agreement and, therefore, is not presented.
                                                  Oil and NGLs         Gas
                                                     (bbls)           (mcf)
                                                   ----------      -----------
    Net proved reserves at January 1, 1995            529,885        1,664,212
    Revisions                                          (6,841)         184,821
    Production                                        (39,292)        (158,272)
                                                   ----------      -----------
    Net proved reserves at December 31, 1995          483,752        1,690,761
    Revisions                                         108,354          653,434
    Production                                        (36,531)        (131,428)
                                                   ----------      -----------
    Net proved reserves at December 31, 1996          555,575        2,212,767
    Revisions                                          45,139       (1,149,379)
    Production                                        (36,061)         (92,294)
                                                   ----------      -----------
    Net proved reserves at December 31, 1997          564,653          971,094
                                                   ==========      ===========

     The estimated present value of future net revenues of proved reserves, calculated using December 31, 1997 prices of $17.16 per barrel of oil, $12.53 per barrel of NGLs and $2.20 per mcf of gas, discounted at 10% was approximately $2,585,000 and undiscounted was $4,725,000 at December 31, 1997. Subsequent to December 31, 1997, the prices of oil and gas have been declining, and on March 19, 1998, the average prices for the Partnership's oil and gas were approximately $12.00 and $2.05, respectively.

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

Note 8.     Major customers

     The following table reflects the major customers of the Partnership's oil and gas sales (a major customer is defined as a customer whose sales exceed 10% of total sales) during the years ended December 31:

                                                1997        1996        1995
                                              --------    --------    --------
         Genesis Crude Oil, L.P.                 60%         63%         67%
         Western Gas Resources, Inc.             11%         11%          -
         Producers Energy Marketing, LLC         10%          -           -

     The above customers represent 68% of total accounts receivable at December 31, 1997.

     Pioneer USA is party to a long-term agreement pursuant to which Pioneer USA and affiliates are to sell to Basis Petroleum, Inc. (formerly Phibro Energy, Inc.) substantially all crude oil (including condensate) which any of such entities have the right to market from time to time. On November 25, 1996, Pioneer USA consented to the assignment of the agreement to Genesis Crude Oil, L.P. ("Genesis"), a limited partnership formed by Basis Petroleum, Inc. and Howell Corporation. The price to be paid by Genesis for oil purchased under the agreement ("Genesis Agreement") is to be competitive with prices paid by other substantial purchasers in the same areas who are significant competitors of Genesis. The price to be paid for oil purchased under the Genesis Agreement includes a market-related bonus that may vary from month to month based upon spot oil prices at various commodity trade points. The term of the Genesis Agreement is through June 30, 1998, and it may continue thereafter subject to termination rights afforded each party. Salomon, Inc., the parent company of Basis Petroleum, Inc. and a subordinated limited partner in Genesis, secures the payment obligations under the Genesis Agreement with a $25 million payment guarantee. Accounts receivable-oil and gas sales included $25,644 due from Genesis at December 31, 1997.

Note 9.     Organization and operations

     The Partnership was organized October 30, 1989 as a limited partnership under the Delaware Act for the purpose of acquiring and developing oil and gas properties. The following is a brief summary of the more significant provisions of the limited partnership agreement:

       Managing general partner - The managing general partner of the Partnership is Pioneer USA. Pioneer USA has the power and authority to manage, control and administer all Program and Partnership affairs. Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues.

       Limited partner liability - The maximum amount of liability of any limited partner is the total contributions of such partner plus his share of any undistributed profits.

       Initial capital contributions - The limited partners entered into subscription agreements for aggregate capital contributions of $8,317,000. The managing general partner is required to contribute amounts equal to 1% of initial Partnership capital less commission and offering expenses allocated to the limited partners and to contribute amounts necessary to pay costs and expenses allocated to it under the Partnership agreement to the extent its share of revenues does not cover such costs.
                                       21

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                       22

                                    PART III


ITEM 10.     Directors and Executive Officers of the Partnership

The Partnership does not have any officers or directors. Under the limited partnership agreement, the Partnership's managing general partner, Pioneer USA, is granted the exclusive right and full authority to manage, control and administer the Partnership's business. Pioneer USA is a wholly-owned subsidiary of Pioneer, a publicly-traded corporation on the New York Stock Exchange.

Set forth below are the names, ages and positions of the directors and executive officers of Pioneer USA. Directors of Pioneer USA are elected to serve until the next annual meeting of stockholders or until their successors are elected and qualified.
                            Age at
                         December 31,
        Name                 1997                        Position
--------------------     ------------     -------------------------------------
Scott D. Sheffield            45          President and Director

Timothy L. Dove               41          Executive Vice President and Director

Dennis E. Fagerstone          48          Executive Vice President and Director

Mark L. Withrow               50          Executive Vice President, General
                                            Counsel and Director

M. Garrett Smith              36          Executive Vice President, Chief
                                            Financial Officer and Director

Mel Fischer                   63          Executive Vice President

Lon C. Kile                   42          Executive Vice President

Rich Dealy                    31          Vice President and Chief Accounting
                                            Officer

     Scott D. Sheffield. Mr. Sheffield is a distinguished graduate of The University of Texas with a B.S. in Petroleum Engineering. Since August 1997, he has served as President, Chief Executive Officer and a director of Pioneer and President and a director of Pioneer USA. Mr. Sheffield was the President and a director of Parker & Parsley from May 1990 until August 1997 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley from October 1990 until August 1997. He was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. He served as Vice President - Engineering of PPDC from September 1981 until April 1985 when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President
- Business Development in October 1996, in which position he served until August 1997. Prior to joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining and marketing and planning and development. Mr. Dove earned a B.S. in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. He served as Executive Vice President and Chief Operating Officer of Mesa from March 1, 1997 until August 1997. From October 1996 to February 1997, Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa and from May 1991 to October 1996, he served as Vice President - Exploration and Production of Mesa. From June 1988 to May 1991, Mr. Fagerstone served as Vice President - Operations of Mesa.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a B. S. in Accounting and Texas Tech University with a Juris Doctorate degree, became Executive Vice President, General Counsel and Secretary of Pioneer and Pioneer USA in August 1997. He was also appointed a director of Pioneer USA in August 1997. Mr. Withrow was Vice President - General Counsel of Parker & Parsley from January 1991, when he joined Parker & Parsley, to January 1995, when he was appointed Senior Vice President - General Counsel. He was Parker & Parsley's Secretary from August 1992 until August 1997. Prior to joining Parker & Parsley, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     M. Garrett Smith. Mr. Smith, a graduate of The University of Texas with a B.S. in Electrical Engineering and Southern Methodist University with an M.B.A., was appointed Executive Vice President and Chief Financial Officer of Pioneer in December 1997. He served as Senior Vice President - Finance of Pioneer from August 1997 until December 1997. Mr. Smith was elected Senior Vice President - Finance and a director of Pioneer USA in August 1997. He served as Vice President - Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President - Finance of Mesa and from 1994 to 1996 he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mel Fischer. Mr. Fischer, a graduate of the University of California at Berkeley with a Masters degree in Geology, became Executive Vice President - Worldwide Exploration of Pioneer and Pioneer USA in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997 and was Executive Vice President - Worldwide Exploration for Parker & Parsley from February 1997 to August 1997. Mr. Fischer worked in the petroleum industry for 32 years, starting as a Petroleum Geologist with Texaco in 1962, and retiring as President, Occidental International Exploration and Production Company in March

1994. For the 10 years prior to becoming President of Occidental International, he served as Executive Vice President, World Wide Exploration with Occidental Oil and Gas Corporation. He is a registered geologist in the State of California, a member of the American Association of Petroleum Geologists and an emeritus member of the Board of Advisors for the Earth Sciences Research Institute at the University of Utah.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a B.B.A. in Accounting, became Executive Vice President of Pioneer and Pioneer USA in August 1997. Mr. Kile was Senior Vice President - Investor Relations from October 1996 to August 1997. Previously, he served as Vice President and Manager of the Mid-Continent Division, Vice President - Equity Finance & Analysis and Vice President - Marketing & Program Administration. Prior to joining Parker & Parsley in 1985, he was employed as Supervisor - Senior, Audit, in charge of Parker & Parsley's audit, with Ernst & Young.

     Rich Dealy. Mr. Dealy is a graduate of Eastern New Mexico University with a B.B.A. in Accounting and Finance and is a Certified Public Accountant. He became Vice President and Chief Accounting Officer of Pioneer and Pioneer USA in February 1998. Mr. Dealy served as Controller of Pioneer USA from August 1997 to February 1998. He served as Controller of Parker & Parsley from August 1995 to August 1997. Mr. Dealy joined Parker & Parsley as an Accounting Manager in July, 1992. He was previously employed with KPMG Peat Marwick as an Audit Senior, in charge of Parker & Parsley's audit.

ITEM 11.     Executive Compensation

The Partnership does not have any directors or officers. Management of the Partnership is vested in Pioneer USA, the managing general partner. The
Partnership participates in oil and gas activities through an income tax partnership (the "Program") pursuant to the Program agreement. Under the Program agreement, Pioneer USA and P&P Employees 89-A Conv., Ltd. ("EMPL") pay approximately 10% of the Partnership's acquisition, drilling and completion costs and approximately 15% during the first three years and approximately 20% after three years of its operating and general and administrative expenses. In return, they are allocated approximately 15% during the first three years and approximately 20% after three years of the Partnership's revenues. See Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding fees and reimbursements paid to the managing general partner or its affiliates by the Partnership.

Pioneer USA's current executive officers and other employees are general partners of EMPL which serves as a co-general partner of the Program. Under this arrangement, EMPL pays approximately 2.5% of the Partnership's acquisition, drilling and completion costs and approximately 3.75% during the first three years and approximately 5% after three years of its operating and general and administrative expenses. In return, EMPL is allocated approximately 3.75% during the first three years and approximately 5% after three years of the Partnership's revenues. EMPL does not receive any fees or reimbursements from the Partnership.

The Partnership does not directly pay any salaries of the executive officers of Pioneer USA, but does pay a portion of Pioneer USA's general and administrative expenses of which these salaries are a part. See Note 6 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management

(a)     Beneficial owners of more than five percent

The Partnership is not aware of any person who beneficially owns 5% or more of the outstanding limited partnership interests of the Partnership. Pioneer USA owned 105 limited partner interests at January 1, 1998.

(b)     Security ownership of management

The Partnership does not have any officers or directors. The managing general partner of the Partnership, Pioneer USA, has the exclusive right and full authority to manage, control and administer the Partnership's business. Under the limited partnership agreement, limited partners holding a majority of the outstanding limited partnership interests have the right to take certain actions, including the removal of the managing general partner or any other general partner. The Partnership is not aware of any current arrangement or activity which may lead to such removal. The Partnership is not aware of any officer or director of Pioneer USA who beneficially owns limited partnership interests in the Partnership.

ITEM 13.     Certain Relationships and Related Transactions

Transactions with the managing general partner or its affiliates

Pursuant to the limited partnership agreement, the Partnership had the following related party transactions with the managing general partner or its affiliates during the years ended December 31:
                                               1997        1996        1995
                                             --------    --------    --------
Payment of lease operating and
   supervision charges in accordance
   with standard industry operating
   agreements                                $161,457    $160,155    $147,846

Reimbursement of general and
   administrative expenses                   $ 25,384    $ 32,317    $ 27,660

Receipt of proceeds for the salvage
   value of retired oil and gas equipment    $ 20,747    $  2,876    $    -

Purchase of oil and gas properties and
   related equipment, at predecessor cost    $    -      $    -      $  8,203

Under the limited partnership agreement, the managing general partner pays 1% of the Partnership's acquisition, drilling and completion costs and 1% of its operating and general and administrative expenses. In return, it is allocated 1% of the Partnership's revenues. Also, see Notes 6 and 9 of Notes to Financial Statements included in "Item 8. Financial Statements and Supplementary Data" regarding the Partnership's participation with the managing general partner in oil and gas activities of the Program.
                                       26

                                     PART IV


ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   Financial statements

          The following are filed as part of this annual report:

             Independent Auditors' Report

             Balance sheets as of December 31, 1997 and 1996

             Statements of operations for the years ended December 31, 1997,
               1996 and 1995

             Statements of partners' capital for the years ended December 31,
                1997, 1996 and 1995

             Statements of cash flows for the years ended December 31, 1997,
                1996 and 1995

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

                           PARKER & PARSLEY 89-A, L.P.

Dated: March 24, 1998              By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner


                                           By:    /s/ Scott D. Sheffield
                                                -------------------------------
                                                  Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Scott D. Sheffield      President and Director of             March 24, 1998
-------------------------   Pioneer USA
Scott D. Sheffield

/s/ Timothy L. Dove         Executive Vice President and          March 24, 1998
-------------------------   Director of Pioneer USA
Timothy L. Dove

/s/ Dennis E. Fagerstone    Executive Vice President and          March 24, 1998
-------------------------   Director of Pioneer USA
Dennis E. Fagerstone

/s/ Mark L. Withrow         Executive Vice President, General     March 24, 1998
-------------------------   Counsel and Director of Pioneer USA
Mark L. Withrow

/s/ M. Garrett Smith        Executive Vice President, Chief       March 24, 1998
-------------------------   Financial Officer and Director
M. Garrett Smith            of Pioneer USA

/s/ Mel Fischer             Executive Vice President of           March 24, 1998
-------------------------   Pioneer USA
Mel Fischer

/s/ Lon C. Kile             Executive Vice President of           March 24, 1998
-------------------------   Pioneer USA
Lon C. Kile

/s/ Rich Dealy              Vice President and Chief Accounting   March 24, 1998
-------------------------   Officer of Pioneer USA
Rich Dealy
                                       28

                           PARKER & PARSLEY 89-A, L.P.

                                INDEX TO EXHIBITS

       The following documents are incorporated by reference in response to Item 14(c):

Exhibit No.                     Description                             Page
-----------                     -----------                             ----
       3(a)      Form of Agreement of Limited Partnership                 -
                 of Parker & Parsley 89-A, L.P. incorporated by reference to Exhibit A of the Post-Effective
                 Amendment No. 1 of the Partnership's
                 Registration Statement on Form S-1
                 (Registration No. 33-26097)

       4(b)      Form of Limited Partner Subscription Agree-              -
                 ment incorporated by reference to Exhibit C of the Post-Effective Amendment No. 1 of the Partnership's Registration Statement on
                 Form S-1 (Registration No. 33-26097)

       4(b)      Form of General Partner Subscription Agreement           -
                 incorporated by reference to Exhibit D of the Post-Effective Amendment No. 1 of the Part-nership's Registration Statement on Form S-1
                 (Registration No. 33-26097)

       4(b)      Power of Attorney incorporated by reference to           -
                 Exhibit B of Amendment No. 1 of the Partner-ship's Registration Statement on Form S-1
                 (Registration No. 33-26097)

       4(c)      Specimen Certificate of Limited Partnership              -
                 Interest incorporated by reference to Exhibit 4c of the Partnership's Registration Statement on Form S-1 (Registration No. 33-26097)

      10(b)      Form of Development Drilling Program                     -
                 Agreement incorporated by reference to Exhibit
                 B of the Post-Effective Amendment No. 1 of the Partnership's Registration Statement on
                 Form S-1 (Registration No. 33-26097)

        27.1*    Financial Data Schedule

*Filed herewith