Form 10-Q
period 1998-03-31
PARKER & PARSLEY 89 A L P
filed 1998-05-06
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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


                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                         Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 1998 and
              December 31, 1997   .....................................    3

           Statements of Operations for the three months
             ended March 31, 1998 and 1997.............................    4

           Statement of Partners' Capital for the three months
             ended March 31, 1998......................................    5

           Statements of Cash Flows for the three months
             ended March 31, 1998 and 1997.............................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   10

           27.1    Financial Data Schedule

           Signatures..................................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS
                                                     March 31,      December 31,
                                                       1998             1997
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS
Current assets:
  Cash and cash equivalents, including interest
     bearing deposits of $120,115 at March 31
     and $167,541 at December 31                    $   120,248     $   167,674
  Accounts receivable - oil and gas sales                71,152          83,558
                                                     ----------      ----------
        Total current assets                            191,400         251,232
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,534,807       6,523,134
Accumulated depletion                                (4,717,304)     (4,675,235)
                                                     ----------      ----------
        Net oil and gas properties                    1,817,503       1,847,899
                                                     ----------      ----------
                                                    $ 2,008,903     $ 2,099,131
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    28,268     $    26,178

Partners' capital:
  Managing general partner                               19,999          20,922
  Limited partners (8,317 interests)                  1,960,636       2,052,031
                                                     ----------      ----------
                                                      1,980,635       2,072,953
                                                     ----------      ----------
                                                    $ 2,008,903     $ 2,099,131
                                                     ==========      ==========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three months ended
                                                            March 31,
                                                   ------------------------
                                                      1998           1997
                                                   ----------    ----------
Revenues:
  Oil and gas                                      $  164,950    $  238,030
  Interest                                              2,266         2,306
  Gain on disposition of assets                         1,926           -
                                                    ---------     -------
                                                      169,142       240,336
                                                    ---------     ---------
Costs and expenses:
  Oil and gas production                               96,625       111,729
  General and administrative                            5,634         7,950
  Depletion                                            42,069        42,323
                                                    ---------     ---------
                                                      144,328       162,002
                                                    ---------     ---------
Net income                                         $   24,814    $   78,334
                                                    =========     =========
Allocation of net income:
  Managing general partner                         $      248    $      783
                                                    =========     =========
  Limited partners                                 $   24,566    $   77,551
                                                    =========     =========
Net income per limited partnership interest        $     2.95    $     9.32
                                                    =========     =========
Distributions per limited partnership interest     $    13.94    $    19.80
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 1998          $   20,922     $2,052,031     $2,072,953

    Distributions                       (1,171)      (115,961)      (117,132)

    Net income                             248         24,566         24,814
                                     ---------      ---------      ---------

Balance at March 31, 1998           $   19,999     $1,960,636     $1,980,635
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1998           1997
                                                     ----------    ----------
Cash flows from operating activities:
  Net income                                         $   24,814    $   78,334
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                        42,069        42,323
        Gain on disposition of assets                    (1,926)          -
  Changes in assets and liabilities:
        Accounts receivable                              12,406        61,877
        Accounts payable                                  2,090         2,865
                                                      ---------     ---------
            Net cash provided by operating
               activities                                79,453       185,399
                                                      ---------     ---------
Cash flows from investing activities:
  Additions to oil and gas properties                   (11,673)       (3,151)
  Proceeds from disposition of assets                     1,926           -
                                                      ---------     -------
            Net cash used in operating activities        (9,747)       (3,151)
                                                      ---------     ---------
Cash flows used in financing activities:
  Cash distributions to partners                       (117,132)     (166,335)
                                                      ---------     ---------
Net increase (decrease) in cash and cash
  equivalents                                           (47,426)       15,913
Cash and cash equivalents at beginning of period        167,674       162,871
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  120,248    $  178,784
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements as of March 31, 1998 of the Partnership include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. However, these interim results are not necessarily indicative of results for a full year.

The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues decreased 31% to $164,950 from $238,030 for the three months ended March 31, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended March 31, 1998, 7,590 barrels of oil, 2,556 barrels of natural gas liquids ("NGLs") and 20,139 mcf of gas were sold, or 13,503 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1997, 7,824 barrels of oil and 23,625 mcf of gas were sold, or 11,762 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $7.09, or 32%, from $21.99 for the three months ended March 31, 1997 to $14.90 for the same period in 1998. The average price received per barrel of NGLs during the three months ended March 31, 1998 was $7.01. The average price received per mcf of gas decreased 40% from $2.79 during the three months ended March 31, 1997 to $1.68 for the same period in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 1998.

During the three months ended March 31, 1998, a gain on disposition of assets of $1,926 was recognized from equipment credits received on one well plugged and abandoned in a prior year.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. On April 23, 1998, the market price for West Texas intermediate crude was $13.80 per barrel. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

Costs and Expenses:

Total costs and expenses decreased to $144,328 for the three months ended March 31, 1998 as compared to $162,002 for the same period in 1997, a decrease of $17,674, or 11%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $96,625 for the three months ended March 31, 1998 and $111,729 for the same period in 1997 resulting in a $15,104 decrease, or 14%. The decrease was primarily attributable to declines in well maintenance costs, workover expenses and production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 29%, from $7,950 for the three months ended March 31, 1997 to $5,634 for the same period in 1998.

Depletion was $42,069 for the three months ended March 31, 1998 compared to $42,323 for the same period in 1997, a decrease of $254. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997, offset by a decline in oil reserves during the three months ended March 31, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $105,946 during the three months ended March 31, 1998 from the same period in 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decline in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 1998 and 1997 were related to the addition to oil and gas equipment on active properties.

During the three months ended March 31, 1998, proceeds of $1,926 were derived from salvage income on one well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the three months ended March 31, 1998 to cover distributions to the partners of $117,132 of which $1,171 was distributed to the managing general partner and $115,961 to the limited partners. For the same period ended March 31, 1997, cash was sufficient for distributions to the partners of $166,335 of which $1,662 was distributed to the managing general partner and $164,673 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by March 1, 1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.
--------------
(1) "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements.

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1    Financial Data Schedule

(b)      Reports on Form 8-K

        (1) On April 2, 1998, the Partnership filed a Current Report on Form 8-K dated March 31, 1998, reporting under Item 4 (Changes in Registrant's Certifying Accountants) the engagement of Ernst & Young LLP as the Partnership's independent auditors and the dismissal of KPMG Peat Marwick LLP effective upon the completion of the audit of the Partnership for the fiscal year ending December 31, 1997.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)



                               S I G N A T U R E S



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PARKER & PARSLEY 89-A, L.P.


                                     By:    Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 5, 1998                  By:    /s/ Rich Dealy
                                            ------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer