Form 10-Q
period 1998-06-30
PARKER & PARSLEY 89 A L P
filed 1998-08-04
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


   / x /         Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                          Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1998 and
              December 31, 1997..........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1998 and 1997.........................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1998.........................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997......................................    6

           Notes to Financial Statements.................................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..............................   11

           27.1   Financial Data Schedule

           Signatures....................................................   12

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements


                                 BALANCE SHEETS
                                                     June 30,      December 31,
                                                       1998            1997
                                                    -----------    -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash and cash equivalents, including interest
    bearing deposits of $141,753 at June 30 and
    $167,541 at December 31                         $   141,886    $   167,674
  Accounts receivable - oil and gas sales                61,013         83,558
                                                     ----------     ----------
        Total current assets                            202,899        251,232
                                                     ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,539,193      6,523,134
Accumulated depletion                                (4,762,615)    (4,675,235)
                                                     ----------     ----------
        Net oil and gas properties                    1,776,578      1,847,899
                                                     ----------     ----------
                                                    $ 1,979,477    $ 2,099,131
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    30,460    $    26,178

Partners' capital:
  Managing general partner                               19,683         20,922
  Limited partners (8,317 interests)                  1,929,334      2,052,031
                                                     ----------     ----------
                                                      1,949,017      2,072,953
                                                     ----------     ----------
                                                    $ 1,979,477    $ 2,099,131
                                                     ==========     ==========



   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 156,809   $ 209,234   $ 321,759   $ 447,264
  Interest                            1,909       2,500       4,175       4,806
  Gain on disposition of assets         -           -         1,926         -
                                   --------    --------    --------    --------
                                    158,718     211,734     327,860     452,070
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             84,248      94,805     180,873     206,534
  General and administrative          5,191       6,175      10,825      14,125
  Depletion                          45,311      45,555      87,380      87,878
                                   --------    --------    --------    --------
                                    134,750     146,535     279,078     308,537
                                   --------    --------    --------    --------
Net income                        $  23,968   $  65,199   $  48,782   $ 143,533
                                   ========    ========    ========    ========
Allocation of net income:
  Managing general partner        $     240   $     652   $     488   $   1,435
                                   ========    ========    ========    ========
  Limited partners                $  23,728   $  64,547   $  48,294   $ 142,098
                                   ========    ========    ========    ========
Net income per limited
  partnership interest            $    2.86   $    7.77   $    5.81   $   17.09
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    6.62   $   13.40   $   20.56   $   33.20
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      Managing
                                      general        Limited
                                      partner        partners        Total
                                     ----------     ----------     ----------

Balance at January 1, 1998           $   20,922     $2,052,031     $2,072,953

   Distributions                         (1,727)      (170,991)      (172,718)

   Net income                               488         48,294         48,782
                                      ---------      ---------      ---------

Balance at June 30, 1998             $   19,683     $1,929,334     $1,949,017
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $   48,782    $  143,533
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          87,380        87,878
        Gain on disposition of assets                      (1,926)          -
   Changes in assets and liabilities:
        Accounts receivable                                22,545        57,604
        Accounts payable                                    4,282         6,795
                                                        ---------     ---------
           Net cash provided by operating activities      161,063       295,810
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                    (16,059)       (7,630)
   Proceeds from asset dispositions                         1,926           -
                                                        ---------     ---------
           Net cash used in investing activities          (14,133)       (7,630)
                                                        ---------     ---------
Cash flows from financing activities:
   Cash distributions to partners                        (172,718)     (278,909)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents      (25,788)        9,271
Cash and cash equivalents at beginning of period          167,674       162,871
                                                        ---------     ---------
Cash and cash equivalents at end of period             $  141,886    $  172,142
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 1998 compared with six months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 28% to $321,759 from $447,264 for the six months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the six months ended June 30, 1998, 14,852 barrels of oil, 6,001 barrels of natural gas liquids ("NGLs") and 35,642 mcf of gas were sold, or

26,793 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1997, 15,500 barrels of oil and 53,459 mcf of gas were sold, or 24,410 BOEs.

As of September 30, 1997, the Partnership began accounting for processed natural gas production as processed natural gas liquids and dry residue gas. Consequently, separate product volumes will not be comparable to periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three and six months ended June 30, 1997 is a price for wet gas (i.e., natural gas liquids combined with dry residue gas).

The average price received per barrel of oil decreased $6.11, or 30%, from $20.37 for the six months ended June 30, 1997 to $14.26 for the same period in 1998. The average price received per barrel of NGLs during the six months ended June 30, 1998 was $7.96. The average price received per mcf of gas decreased 29% from $2.46 during the six months ended June 30, 1997 to $1.74 in 1998. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1998.

During most of 1997, the Partnership benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into 1998. On July 29, 1998, the market price for West Texas intermediate crude was $11.58 per barrel. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse effect on the Partnership's revenues and operating cash flow and could result in additional decreases in the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $1,926, received during the six months ended June 30, 1998, was due to the sale of equipment on one well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $279,078 for the six months ended June 30, 1998 as compared to $308,537 for the same period in 1997, resulting in a decrease of $29,459, or 10%. This decrease was due to declines in production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $180,873 for the six months ended June 30, 1998 and $206,534 for the same period in 1997 resulting in a $25,661 decrease, or 12%. The decrease was primarily attributable to a decline in well maintenance costs, production taxes and workover expenses.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 23% from $14,125 for the six months ended June 30, 1997 to $10,825 for the same period in 1998.

Depletion was $87,380 for the six months ended June 30, 1998 compared to $87,878 for the same period in 1997. This represented a decrease in depletion of $498. This decrease was primarily attributable to a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1997 and a reduction in oil production of 648 barrels for the period ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the six months ended June 30, 1998 as a result of lower commodity prices.

Three months ended June 30, 1998 compared with three months ended
  June 30, 1997

Revenues:

The Partnership's oil and gas revenues decreased 25% to $156,809 from $209,234 for the three months ended June 30, 1998 and 1997, respectively. The decrease in revenues resulted from lower average prices received, offset by an increase in production. For the three months ended June 30, 1998, 7,262 barrels of oil, 3,445 barrels of NGLs and 15,503 mcf of gas were sold, or 13,291 BOEs. For the three months ended June 30, 1997, 7,675 barrels of oil and 29,833 mcf of gas were sold, or 12,647 BOEs.

The average price received per barrel of oil decreased $5.12, or 27%, from $18.71 for the three months ended June 30, 1997 to $13.59 for the same period in 1998. The average price received per barrel of NGLs during the three months ended June 30, 1998 was $8.67. The average price received per mcf of gas decreased 17% from $2.20 during the three months ended June 30, 1997 to $1.82 in 1998.

Costs and Expenses:

Total costs and expenses decreased to $134,750 for the three months ended June 30, 1998 as compared to $146,535 for the same period in 1997, a decrease of $11,785, or 8%. This decrease was due to declines in production costs, G&A and depletion.

Production costs were $84,248 for the three months ended June 30, 1998 and $94,805 for the same period in 1997 resulting in a $10,557 decrease, or 11%. This decrease was due to declines in well maintenance costs and production taxes, offset by an increase in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 16% from $6,175 for the three months ended June 30, 1997 to $5,191 for the same period in 1998.

Depletion was $45,311 for the three months ended June 30, 1998 compared to $45,555 for the same period in 1997. This represented a decrease in depletion of $244. This decrease was primarily attributable to a reduction in the

Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1997 and a reduction in oil production of 413 barrels for the three months ended June 30, 1998 compared to the same period in 1997, offset by a decrease in oil reserves during the three months ended June 30, 1998 as a result of lower commodity prices.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $134,747 during the six months ended June 30, 1998 from the same period ended June 30, 1997. This decrease was due to a decline in oil and gas sales receipts, offset by a decline in production costs and G&A expenses paid.

Net Cash Used in Investing Activities

The Partnership's investing activities during the six months ended June 30, 1998 and 1997 included equipment replacement expenditures on several oil and gas properties.

During the six months ended June 30, 1998, proceeds of $1,926 were derived from salvage income on one well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1998 to cover distributions to the partners of $172,718 of which $1,727 was distributed to the managing general partner and $170,991 to the limited partners. For the same period ended June 30, 1997, cash was sufficient for distributions to the partners of 278,909 of which $2,788 was distributed to the managing general partner and $276,121 to the limited partners.

It is expected that future net cash provided by operating activities will be sufficient for any capital expenditures and any distributions. As the production from the properties declines, distributions are also expected to decrease.

Information systems for the year 2000

The managing general partner will be required to modify its information systems in order to accurately process Partnership data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Partnership's ability to manage and report operating activities. Currently, the managing general partner plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. Such programming changes are anticipated to be completed and tested by June

1999. The managing general partner will allocate a portion of the costs of the year 2000 programming charges to the Partnership when they are incurred, along with recurring general and administrative expenses. Although the costs are not estimable at this time, they should not be significant to the Partnership.

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


                                           PARKER & PARSLEY 89-A, L.P.

                                   By:     Pioneer Natural Resources USA, Inc.,
                                             Managing General Partner





Dated:  August 4, 1998             By:     /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                           Chief Accounting Officer