Form 10-Q
period 1999-06-30
PARKER & PARSLEY 89 A L P
filed 1999-08-09
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999


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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 1999 and
              December 31, 1998........................................    3

           Statements of Operations for the three and six
             months ended June 30, 1999 and 1998.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 1999.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 1999 and 1998....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   12

           27.1   Financial Data Schedule

           Signatures..................................................   13

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements


                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   133,578     $   117,381
  Accounts receivable - oil and gas sales              96,213          65,380
                                                   ----------      ----------
        Total current assets                          229,791         182,761
                                                   ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,546,663       6,540,053
Accumulated depletion                              (5,406,303)     (5,330,375)
                                                   ----------      ----------
        Net oil and gas properties                  1,140,360       1,209,678
                                                   ----------      ----------
                                                  $ 1,370,151     $ 1,392,439
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    27,656     $     4,246

Partners' capital:
  Managing general partner                             13,618          14,075
  Limited partners (8,317 interests)                1,328,877       1,374,118
                                                   ----------      ----------
                                                    1,342,495       1,388,193
                                                   ----------      ----------
                                                  $ 1,370,151     $ 1,392,439
                                                   ==========      ==========


   The financial information included as of June 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Three months ended      Six months ended
                                        June 30,                June 30,
                                 ---------------------   ---------------------
                                    1999        1998        1999        1998
                                 ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                    $ 144,764   $ 156,809   $ 265,684   $ 321,759
  Interest                           1,463       1,909       2,688       4,175
  Gain on disposition of assets      1,166         -         4,410       1,926
                                  --------    --------    --------    --------
                                   147,393     158,718     272,782     327,860
                                  --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            88,188      84,248     187,238     180,873
  General and administrative         4,882       5,191       9,680      10,825
  Depletion                         20,943      45,311      75,928      87,380
                                  --------    --------    --------    --------
                                   114,013     134,750     272,846     279,078
                                  --------    --------    --------    --------
Net income (loss)                $  33,380   $  23,968   $     (64)  $  48,782
                                  ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner       $     333   $     240   $      (1)  $     488
                                  ========    ========    ========    ========
  Limited partners               $  33,047   $  23,728   $     (63)  $  48,294
                                  ========    ========    ========    ========
Net income (loss) per limited
  partnership interest           $    3.97   $    2.86   $    (.01)  $    5.81
                                  ========    ========    ========    ========
Distributions per limited
  partnership interest           $    2.77   $    6.62   $    5.43   $   20.56
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                      Managing
                                      general        Limited
                                      partner        partners         Total
                                     ----------     ----------     ----------

Balance at January 1, 1999           $   14,075     $1,374,118     $1,388,193

   Distributions                           (456)       (45,178)       (45,634)

   Net loss                                  (1)           (63)           (64)
                                      ---------      ---------      ---------

Balance at June 30, 1999             $   13,618     $1,328,877     $1,342,495
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six months ended
                                                               June 30,
                                                      -----------------------
                                                         1999          1998
                                                      ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                  $     (64)    $  48,782
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                        75,928        87,380
        Gain on disposition of assets                    (4,410)       (1,926)
   Changes in assets and liabilities:
        Accounts receivable                             (30,833)       22,545
        Accounts payable                                 10,613         4,282
                                                       --------      --------
              Net cash provided by operating
                activities                               51,234       161,063
                                                       --------      --------
Cash flows from investing activities:
   (Additions) deletions to oil and gas properties        6,187       (16,059)
   Proceeds from disposition of assets                    4,410         1,926
                                                       --------      --------
              Net cash provided by (used in)
                investing activities                     10,597       (14,133)
                                                       --------      --------
Cash flows from financing activities:
   Cash distributions to partners                       (45,634)     (172,718)
                                                       --------      --------
Net increase (decrease) in cash                          16,197       (25,788)
Cash at beginning of period                             117,381       167,674
                                                       --------      --------
Cash at end of period                                 $ 133,578     $ 141,886
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)



Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations (1)

Results of Operations

Six months ended June 30, 1999 compared with six months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 17% to $265,684 from $321,759 for the six months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from lower average prices received and a decrease in production. For the six months ended June 30, 1999, 13,544 barrels of oil, 6,707 barrels of natural gas liquids ("NGLs") and 26,888 mcf of gas were sold, or 24,732 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1998, 14,852 barrels of oil, 6,001 barrels of NGLs and 35,642 mcf of gas were sold, or 26,793 BOEs.

The average price received per barrel of oil decreased $1.03, or 7%, from $14.26 for the six months ended June 30, 1998 to $13.23 for the same period in 1999. The average price received per barrel of NGLs decreased $1.21, or 15%, from $7.96 during the six months ended June 30, 1998 to $6.75 for the same period in 1999. The average price received per mcf of gas decreased 12% from $1.74 during the six months ended June 30, 1998 to $1.53 in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $4,410 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well for the six months ended June 30, 1999. During the six months ended June 30, 1998, a gain on disposition of assets of $1,926 was recognized from equipment credits on one well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $272,846 for the six months ended June 30, 1999 as compared to $279,078 for the same period in 1998, resulting in a decrease of $6,232. This decrease was due to declines in depletion and general and administrative expenses ("G&A"), offset by an increase in production costs.

Production costs were $187,238 for the six months ended June 30, 1999 and $180,873 for the same period in 1998 resulting in a $6,365 increase, or 4%. The increase was the result of higher well maintenance costs incurred in an effort to stimulate well production, offset by a decrease in production taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased, in aggregate, 11% from $10,825 for the six months ended June 30, 1998 to $9,680 for the same period in 1999.

Depletion was $75,928 for the six months ended June 30, 1999 compared to $87,380 for the same period in 1998, a decrease in depletion of $11,452, or 13%. This decrease was primarily the result of a reduction in oil production of 1,308 barrels for the six months ended June 30, 1999 compared to the same period in 1998, an increase in proved reserves during the period ended June 30, 1999 due to the higher commodity prices and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended June 30, 1999 compared with three months ended
  June 30, 1998

Revenues:

The Partnership's oil and gas revenues decreased 8% to $144,764 from $156,809 for the three months ended June 30, 1999 and 1998, respectively. The decrease in revenues resulted from a decrease in production, offset by higher average prices received. For the three months ended June 30, 1999, 6,136 barrels of oil, 3,776 barrels of NGLs and 14,034 mcf of gas were sold, or 12,251 BOEs. For the three months ended June 30, 1998, 7,262 barrels of oil, 3,445 barrels of NGLs and 15,503 mcf of gas were sold, or 13,291 BOEs.

The average price received per barrel of oil increased $1.07, or 8%, from $13.59 for the three months ended June 30, 1998 to $14.66 for the same period in 1999. The average price received per barrel of NGLs decreased 5% from $8.67 during the three months ended June 30, 1998 to $8.21 for the same period in 1999. The average price received per mcf of gas decreased 7% from $1.82 during the three months ended June 30, 1998 to $1.70 in 1999.

Costs and Expenses:

Total costs and expenses decreased to $114,013 for the three months ended June 30, 1999 as compared to $134,750 for the same period in 1998, a decrease of $20,737, or 15%. This decrease was due to declines in depletion and G&A, offset by an increase in production costs.

Production costs were $88,188 for the three months ended June 30, 1999 and $84,248 for the same period in 1998 resulting in a $3,940 increase, or 5%. This increase was the result of higher well maintenance costs incurred in an effort to stimulate well production and an increase in production taxes.

During this period, G&A decreased, in aggregate, 6% from $5,191 for the three months ended June 30, 1998 to $4,882 for the same period in 1999.

Depletion was $20,943 for the three months ended June 30, 1999 compared to $45,311 for the same period in 1998, a decrease of $24,368, or 54%. This decrease was primarily the result of an increase in proved reserves during the period ended June 30, 1999 due to the higher commodity prices, a reduction in oil production of 1,126 barrels for the three months ended June 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $109,829 during the six months ended June 30, 1999 from the same period ended June 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts and an increase in G&A expenses paid, offset by a decline in production costs paid.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 1999 were related to refunds received on oil and gas equipment on active properties which were incurred during the six months ended June 30, 1998.

Proceeds from salvage income of $4,410 were recognized during the six months ended June 30, 1999 on one fully depleted well. During the six months ended June 30, 1998, proceeds of $1,926 were derived from salvage income on one well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the six months ended June 30, 1999 to cover distributions to the partners of $45,634 of which $456 was distributed to the managing general partner and $45,178 to the limited partners. For the same period ended June 30, 1998, cash was sufficient for distributions to the partners of $172,718 of which $1,727 was distributed to the managing general partner and $170,991 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into August 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

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

As of June 30, 1999, the managing general partner estimates that the assessment phase is approximately 99% complete and has included, but is not limited to, the following procedures:

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

Through June 30, 1999, the managing  general partner had  distributed  Year 2000
problem   inquiries  to  over  500  entities  and  has  received   responses  to
approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of June 30, 1999, the managing general partner estimates that the remedial phase is approximately 83% complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of June 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.3 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

In the business continuity and contingency planning phase of the managing general partner's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts, vendor and royalty cash distributions, debt compliance, accounting, and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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


                                          PARKER & PARSLEY 89-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 9, 1999           By:      /s/ Rich Dealy
                                          ---------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer