Form 10-Q
period 1999-09-30
PARKER & PARSLEY 89 A L P
filed 1999-11-12
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


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



                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of September 30, 1999 and
              December 31, 1998......................................    3

           Statements of Operations for the three and nine
             months ended September 30, 1999 and 1998................    4

           Statement of Partners' Capital for the nine months
             ended September 30, 1999................................    5

           Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998.............................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   12

           27.1   Financial Data Schedule

           Signatures................................................   13

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.   Financial Statements

                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------     -----------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $   153,087      $   117,381
  Accounts receivable - oil and gas sales             108,610           65,380
                                                   ----------       ----------
          Total current assets                        261,697          182,761
                                                   ----------       ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method              6,550,350        6,540,053
Accumulated depletion                              (5,425,052)      (5,330,375)
                                                   ----------       ----------
          Net oil and gas properties                1,125,298        1,209,678
                                                   ----------       ----------
                                                  $ 1,386,995      $ 1,392,439
                                                   ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $    28,034      $     4,246

Partners' capital:
  Managing general partner                             13,783           14,075
  Limited partners (8,317 interests)                1,345,178        1,374,118
                                                   ----------       ----------
                                                    1,358,961        1,388,193
                                                   ----------       ----------
                                                  $ 1,386,995      $ 1,392,439
                                                   ==========       ==========




The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended      Nine months ended
                                       September 30,          September 30,
                                  ---------------------   ---------------------
                                     1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 199,875   $ 128,103   $ 465,559   $ 449,862
  Interest                            1,927       1,956       4,615       6,131
  Gain on disposition of assets         -           -         4,410       1,926
                                   --------    --------    --------    --------
                                    201,802     130,059     474,584     457,919
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production             81,220      84,439     268,458     265,312
  General and administrative          8,390       3,843      18,070      14,668
  Depletion                          18,749      53,820      94,677     141,200
                                   --------    --------    --------    --------
                                    108,359     142,102     381,205     421,180
                                   --------    --------    --------    --------
Net income (loss)                 $  93,443   $ (12,043)  $  93,379   $  36,739
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $     935   $    (121)  $     934   $     367
                                   ========    ========    ========    ========
  Limited partners                $  92,508   $ (11,922)  $  92,445   $  36,372
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   11.13   $   (1.44)  $   11.12   $    4.37
                                   ========    ========    ========    ========
Distributions per limited
  partnership interest            $    9.16   $    4.44   $   14.59   $   25.00
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general        Limited
                                       partner        partners         Total
                                      ----------     ----------     ----------

Balance at January 1, 1999            $   14,075     $1,374,118     $1,388,193

    Distributions                         (1,226)      (121,385)      (122,611)

    Net income                               934         92,445         93,379
                                       ---------      ---------      ---------

Balance at September 30, 1999         $   13,783     $1,345,178     $1,358,961
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine months ended
                                                           September 30,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ----------
Cash flows from operating activities:
   Net income                                        $   93,379     $   36,739
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                       94,677        141,200
         Gain on disposition of assets                   (4,410)        (1,926)
   Changes in assets and liabilities:
         Accounts receivable                            (43,230)        17,526
         Accounts payable                                10,992         11,612
                                                      ---------      ---------
             Net cash provided by operating
               activities                               151,408        205,151
                                                      ---------      ---------
Cash flows from investing activities:
   (Additions) deletions to oil and gas properties        2,499        (21,501)
   Proceeds from asset dispositions                       4,410          1,926
                                                      ---------      ---------
             Net cash provided by (used in)
               investing activities                       6,909        (19,575)
                                                      ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                      (122,611)      (209,999)
                                                      ---------      ---------
Net increase (decrease) in cash                          35,706        (24,423)
Cash at beginning of period                             117,381        167,674
                                                      ---------      ---------
Cash at end of period                                $  153,087     $  143,251
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages primarily in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 1999 compared with nine months ended  September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 3% to $465,559 from $449,862 for the nine months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 1999, 20,062 barrels of oil, 10,661 barrels of natural gas liquids ("NGLs") and 44,134 mcf of gas were sold, or 38,079 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1998, 21,480 barrels of oil, 9,646 barrels of NGLs and 48,685 mcf of gas were sold, or 39,240 BOEs.

The average price received per barrel of oil increased $1.35, or 10%, from $13.67 for the nine months ended September 30, 1998 to $15.02 for the same period in 1999. The average price received per barrel of NGLs increased 8% from $7.51 during the nine months ended September 30, 1998 to $8.14 for the same period in 1999. The average price received per mcf of gas increased 2% from $1.72 during the nine months ended September 30, 1998 to $1.76 for the same period in 1999. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 1999.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

A gain on disposition of assets of $4,410 was attributable to credits received from the disposal of oil and gas equipment on one fully depleted well for the nine months ended September 30, 1999. During the nine months ended September 30, 1998, a gain on disposition of assets of $1,926 was recognized from equipment credits on one well plugged and abandoned in a prior year.

Costs and Expenses:

Total costs and expenses decreased to $381,205 for the nine months ended September 30, 1999 as compared to $421,180 for the same period in 1998, a decrease of $39,975, or 9%. This decrease was due to a decline in depletion costs, offset by increases in general and administrative expenses ("G&A") and production costs.

Production costs were $268,458 for the nine months ended September 30, 1999 and $265,312 for the same period in 1998 resulting in a $3,146 increase. The increase was the result of higher well maintenance costs and workover costs incurred in an effort to stimulate well production, offset by a decrease in ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased from $14,668 for the nine months ended September 30, 1998 to $18,070 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $94,677 for the nine months ended September 30, 1999 compared to $141,200 for the same period in 1998, representing a decrease of $46,523, or 33%. This decrease was the result of a combination of factors that included an increase in proved reserves during the period ended September 30, 1999 due to higher commodity prices, a reduction in oil production of 1,418 barrels for the nine months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") during the fourth quarter of 1998.

Three months ended September 30, 1999 compared with three months ended September
  30, 1998

Revenues:

The Partnership's oil and gas revenues increased 56% to $199,875 from $128,103 for the three months ended September 30, 1999 and 1998, respectively. The increase in revenues resulted from higher average prices received and an increase in production. For the three months ended September 30, 1999, 6,518 barrels of oil, 3,954 barrels of NGLs and 17,246 mcf of gas were sold, or 13,346 BOEs. For the three months ended September 30, 1998, 6,628 barrels of oil, 3,645 barrels of NGLs and 13,044 mcf of gas were sold, or 12,447 BOEs.

The average price received per barrel of oil increased $6.37, or 52%, from $12.35 for the three months ended September 30, 1998 to $18.72 for the same period in 1999. The average price received per barrel of NGLs increased $3.73, or 55%, from $6.77 during the three months ended September 30, 1998 to $10.50 for the same period in 1999. The average price received per mcf of gas increased 28% from $1.65 during the three months ended September 30, 1998 to $2.11 for the same period in 1999.

Costs and Expenses:

Total costs and expenses decreased to $108,359 for the three months ended September 30, 1999 as compared to $142,102 for the same period in 1998, a decrease of $33,743, or 24%. This decrease was due to declines in depletion and production costs, offset by an increase in G&A.

Production costs were $81,220 for the three months ended September 30, 1999 and $84,439 for the same period in 1998, resulting in a $3,219 decrease, or 4%. The decrease was the result of lower ad valorem taxes and well maintenance costs, offset by increases in workover costs incurred in an effort to stimulate well production and production taxes.

During this period, G&A increased from $3,843 for the three months ended September 30, 1998 to $8,390 for the same period in 1999. The increase in G&A was due to accrued 1999 tax processing services as compared to the 1998 tax services which were paid during the first six months of 1999.

Depletion was $18,749 for the three months ended September 30, 1999 compared to $53,820 for the same period in 1998, representing a decrease of $35,071, or 65%. This decrease was primarily due to an increase in proved reserves during the period ended September 30, 1999 as a result of higher commodity prices, a reduction in oil production of 110 barrels for the three months ended September 30, 1999 compared to the same period in 1998 and a reduction in the Partnership's net depletable basis from charges taken in accordance with SFAS 121 during the fourth quarter of 1998.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities decreased $53,743 during the nine months ended September 30, 1999 from the same period ended September 30, 1998. This decrease was primarily due to a decline in oil and gas sales receipts of $46,575 and an increase in production costs paid of $3,883 and G&A expenses paid of $3,285.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 1999 were related to refunds received on oil and gas equipment which were incurred during the nine months ended September 30, 1998, offset by equipment replacement on several oil and gas properties.

Proceeds from salvage income of $4,410 were recognized during the nine months ended September 30, 1999 on one fully depleted well. During the nine months ended September 30, 1998, proceeds of $1,926 were derived from salvage income on one well plugged and abandoned in a prior year.

Net Cash Used in Financing Activities

Cash was sufficient for the nine months ended September 30, 1999 to cover distributions to the partners of $122,611 of which $1,226 was distributed to the managing general partner and $121,385 to the limited partners. For the same period ended September 30, 1998, cash was sufficient for distributions to the partners of $209,999 of which $2,100 was distributed to the managing general partner and $207,899 to the limited partners.

From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

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

As of September 30, 1999, the assessment phase of the managing general partner's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

The managing general partner distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 52% of the inquiries.

The remedial phase of the managing general partner's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the managing general partner's Year 2000 project was approximately 98% complete, on a world wide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The managing general partner has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97% complete as of September 30, 1999, and was completed in October 1999. The managing general partner's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

The testing phase of the managing general partner's Year 2000 project is on schedule. The managing general partner completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

The managing general partner now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the managing general partner's total costs incurred on the Year 2000 problem were $2.5 million.

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


                                           PARKER & PARSLEY 89-A, L.P.

                                  By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 12, 1999         By:      /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer