Form 10-Q
period 2000-03-31
PARKER & PARSLEY 89 A L P
filed 2000-05-09
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000


                         Commission File No. 33-26097-01

                           PARKER & PARSLEY 89-A, L.P.
             (Exact name of Registrant as specified in its charter)

                          Delaware                            75-2297058
            -------------------------------------       ---------------------
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of March 31, 2000 and
               December 31, 1999.....................................    3

            Statements of Operations for the three months
              ended March 31, 2000 and 1999..........................    4

            Statement of Partners' Capital for the three months
              ended March 31, 2000...................................    5

            Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999..........................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            27.1    Financial Data Schedule

            Signatures...............................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2000            1999
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   168,901     $   180,301
  Accounts receivable - oil and gas sales               115,922         112,165
                                                     ----------      ----------
        Total current assets                            284,823         292,466
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,553,660       6,552,266
Accumulated depletion                                (5,466,349)     (5,447,549)
                                                     ----------      ----------
        Net oil and gas properties                    1,087,311       1,104,717
                                                     ----------      ----------
                                                    $ 1,372,134     $ 1,397,183
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    19,383     $    17,110

Partners' capital:
  Managing general partner                               13,720          13,993
  Limited partners (8,317 interests)                  1,339,031       1,366,080
                                                     ----------      ----------
                                                      1,352,751       1,380,073
                                                     ----------      ----------
                                                    $ 1,372,134     $ 1,397,183
                                                     ==========      ==========



  The financial information included as of March 31, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,
                                                     -------------------------
                                                        2000           1999
                                                     ----------     ----------
Revenues:
  Oil and gas                                        $  240,830     $  120,920
  Interest                                                2,367          1,225
  Gain on disposition of assets                             -            3,244
                                                      ---------      ---------
                                                        243,197        125,389
                                                      ---------      ---------
Costs and expenses:
  Oil and gas production                                 93,383         99,050
  General and administrative                              7,458          4,798
  Depletion                                              18,800         54,985
                                                      ---------      ---------
                                                        119,641        158,833
                                                      ---------      ---------
Net income (loss)                                    $  123,556     $  (33,444)
                                                      =========      =========
Allocation of net income (loss):
  Managing general partner                           $    1,236     $     (334)
                                                      =========      =========
  Limited partners                                   $  122,320     $  (33,110)
                                                      =========      =========
Net income (loss) per limited partnership interest   $    14.71     $    (3.98)
                                                      =========      =========
Distributions per limited partnership interest       $    17.96     $     2.66
                                                      =========      =========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                     Managing
                                     general        Limited
                                     partner        partners        Total
                                    ----------     ----------     ----------

Balance at January 1, 2000          $   13,993     $1,366,080     $1,380,073

    Distributions                       (1,509)      (149,369)      (150,878)

    Net income                           1,236        122,320        123,556
                                     ---------      ---------      ---------

Balance at March 31, 2000           $   13,720     $1,339,031     $1,352,751
                                     =========      =========      =========





         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Three months ended
                                                                March 31,
                                                       ------------------------
                                                          2000           1999
                                                       ----------     ---------
Cash flows from operating activities:
  Net income (loss)                                    $  123,556     $ (33,444)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
        Depletion                                          18,800        54,985
        Gain on disposition of assets                         -          (3,244)
  Changes in assets and liabilities:
        Accounts receivable                                (3,757)       (4,686)
        Accounts payable                                    2,273         6,886
                                                        ---------      --------
            Net cash provided by operating
              activities                                  140,872        20,497
                                                        ---------      --------
Cash flows from investing activities:
  (Additions) deletions to oil and gas properties          (1,394)        9,923
  Proceeds from disposition of assets                         -           3,244
                                                        ---------      --------
            Net cash provided by (used in)
              operating activities                         (1,394)       13,167
                                                        ---------      --------
Cash flows used in financing activities:
  Cash distributions to partners                         (150,878)      (22,342)
                                                        ---------      --------
Net increase (decrease) in cash                           (11,400)       11,322
Cash at beginning of period                               180,301       117,381
                                                        ---------      --------
Cash at end of period                                  $  168,901     $ 128,703
                                                        =========      ========



         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 1999 financial statements to conform to the March 31, 2000 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 99% to $240,830 for the three months ended March 31, 2000 as compared to $120,920 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decline in production. For the three months ended March 31, 2000, 6,179 barrels of oil, 3,187 barrels of natural gas liquids ("NGLs") and 14,142 mcf of gas were sold, or 11,723 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 1999, 7,408 barrels of oil, 2,931 barrels of NGLs and 12,854 mcf of gas were sold, or 12,481 BOEs.

The average price received per barrel of oil increased $15.43, or 128%, from $12.05 for the three months ended March 31, 1999 to $27.48 for the same period in 2000. The average price received per barrel of NGLs increased $8.97, or 184%, from $4.87 for the three months ended March 31, 1999 to $13.84 for the same period in 2000. The average price received per mcf of gas increased 41% from $1.35 during the three months ended March 31, 1999 to $1.91 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2000.

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

Costs and Expenses:

Total costs and expenses decreased to $119,641 for the three months ended March 31, 2000 as compared to $158,833 for the same period in 1999, a decrease of $39,192, or 25%. This decrease was due to declines in depletion and production costs, offset by an increase in general and administrative expenses ("G&A").

Production costs were $93,383 for the three months ended March 31, 2000 and $99,050 for the same period in 1999 resulting in a $5,667 decrease, or 6%. The decrease was the result of lower well maintenance costs, offset by an increase in production taxes primarily due to increased oil and gas revenues.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 55%, from $4,798 for the three months ended March 31, 1999 to $7,458 for the same period in 2000 primarily due to increased oil and gas revenues.

Depletion was $18,800 for the three months ended March 31, 2000 compared to $54,985 for the same period in 1999, a decrease of $36,185, or 66%. This decrease was primarily attributable to an increase in proved reserves during the three months ended March 31, 2000 as a result of higher commodity prices and a decline in oil production of 1,229 barrels for the period ended March 31, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $120,375 during the three months ended March 31, 2000 from the same period in 1999. The increase was primarily attributable to an increase of $121,981 in oil and gas sales receipts, offset by increases in operating costs paid of $267 and G&A expenses paid of $1,339.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the three months ended March 31, 2000 were related to upgrades of oil and gas equipment on active properties. During the period ended March 31, 1999, refunds were received on oil and gas equipment on active properties which were incurred during the previous year.

Proceeds from disposition of assets of $3,244 recognized during the three months ended March 31, 1999 were from equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the three months ended March 31, 2000, cash distributions to the partners were $150,878, of which $1,509 was distributed to the managing general partner and $149,369 to the limited partners. For the same period ended March 31, 1999, cash distributions to the partners were $22,342, of which $223 was distributed to the managing general partner and $22,119 to the limited partners.

Other Items

Year 2000

During 1998, the managing general partner established a "Year 2000" project that assessed the Partnership's and the managing general partner's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the managing general partner and third parties; and, tested the managing general partner's systems and processes once remedial actions were taken.

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

                                           PARKER & PARSLEY 89-A, L.P.


                                  By:      Pioneer Natural Resources USA, Inc.
                                            Managing General Partner



Dated:  May 9, 2000               By:      /s/ Rich Dealy
                                           --------------------------------
                                           Rich Dealy, Vice President
                                             and Chief Accounting Officer