Form 10-Q
period 2000-06-30
PARKER & PARSLEY 89 A L P
filed 2000-08-08
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2000


                         Commission File No. 33-26097-01

                           PARKER & PARSLEY 89-A, L.P.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                  75-2297058
    ---------------------------------------           ----------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page

                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2000 and
              December 31, 1999.......................................    3

           Statements of Operations for the three and six
             months ended June 30, 2000 and 1999......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2000......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999...................................    6

           Notes to Financial Statements..............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K...........................   10

           27.1   Financial Data Schedule

           Signatures.................................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.     Financial Statements

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      2000            1999
                                                   -----------     -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   159,495     $   180,301
  Accounts receivable - oil and gas sales              122,880         112,165
                                                    ----------      ----------
        Total current assets                           282,375         292,466
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               6,555,754       6,552,266
Accumulated depletion                               (5,479,838)     (5,447,549)
                                                    ----------      ----------
        Net oil and gas properties                   1,075,916       1,104,717
                                                    ----------      ----------
                                                   $ 1,358,291     $ 1,397,183
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    29,009     $    17,110

Partners' capital:
  Managing general partner                              13,485          13,993
  Limited partners (8,317 interests)                 1,315,797       1,366,080
                                                    ----------      ----------
                                                     1,329,282       1,380,073
                                                    ----------      ----------
                                                   $ 1,358,291     $ 1,397,183
                                                    ==========      ==========



   The financial information included as of June 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                   Three months ended        Six months ended
                                         June 30,                June 30,
                                  ---------------------   ---------------------
                                    2000        1999         2000        1999
                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas                     $ 264,301   $ 144,764   $ 505,131   $ 265,684
  Interest                            2,930       1,463       5,297       2,688
  Gain on disposition of assets       6,194       1,166       6,194       4,410
                                   --------    --------    --------    --------
                                    273,425     147,393     516,622     272,782
                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production            120,113      88,188     213,496     187,238
  General and administrative          8,814       4,882      16,272       9,680
  Depletion                          13,489      20,943      32,289      75,928
                                   --------    --------    --------    --------
                                    142,416     114,013     262,057     272,846
                                   --------    --------    --------    --------
Net income (loss)                 $ 131,009   $  33,380   $ 254,565   $     (64)
                                   ========    ========    ========    ========
Allocation of net income (loss):
  Managing general partner        $   1,310   $     333   $   2,546   $      (1)
                                   ========    ========    ========    ========
  Limited partners                $ 129,699   $  33,047   $ 252,019   $     (63)
                                   ========    ========    ========    ========
Net income (loss) per limited
  partnership interest            $   15.59   $    3.97   $   30.30   $    (.01)
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)


                                    Managing
                                    general        Limited
                                    partner        partners         Total
                                   ----------     ----------     ----------

Balance at January 1, 2000         $   13,993     $1,366,080     $1,380,073

   Distributions                       (3,054)      (302,302)      (305,356)

   Net income                           2,546        252,019        254,565
                                    ---------      ---------      ---------

Balance at June 30, 2000           $   13,485     $1,315,797     $1,329,282
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six months ended
                                                             June 30,
                                                      -----------------------
                                                         2000         1999
                                                      ----------    ---------
Cash flows from operating activities:
   Net income (loss)                                  $  254,565    $     (64)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
        Depletion                                         32,289       75,928
        Gain on disposition of assets                     (6,194)      (4,410)
   Changes in assets and liabilities:
        Accounts receivable                              (10,715)     (30,833)
        Accounts payable                                  11,899       10,613
                                                       ---------     --------
          Net cash provided by operating activities      281,844       51,234
                                                       ---------     --------
Cash flows from investing activities:
   (Additions) deletions to oil and gas properties        (3,488)       6,187
   Proceeds from disposition of assets                     6,194        4,410
                                                       ---------     --------
          Net cash provided by investing activities        2,706       10,597
                                                       ---------     --------
Cash flows from financing activities:
   Cash distributions to partners                       (305,356)     (45,634)
                                                       ---------     --------
Net increase (decrease) in cash                          (20,806)      16,197
Cash at beginning of period                              180,301      117,381
                                                       ---------     --------
Cash at end of period                                 $  159,495    $ 133,578
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 1999 financial statements to conform to the June 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2000 compared with six months ended
  June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 90% to $505,131 for the six months ended June 30, 2000 as compared to $265,684 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2000, 12,412 barrels of oil, 6,682 barrels of natural gas liquids ("NGLs") and 30,228 mcf of gas were sold, or 24,132 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 1999, 13,544 barrels of oil, 6,707 barrels of NGLs and 26,888 mcf of gas were sold, or 24,732 BOEs.

The average price received per barrel of oil increased $14.33, or 108%, from $13.23 for the six months ended June 30, 1999 to $27.56 for the same period in 2000. The average price received per barrel of NGLs increased $6.99, or 104%, from $6.75 during the six months ended June 30, 1999 to $13.74 for the same period in 2000. The average price received per mcf of gas increased 54% from $1.53 during the six months ended June 30, 1999 to $2.35 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2000.

The volatility of commodity prices has had, and continues to have, a significant impact on the Partnership's revenues and operating cash flow and could result in additional decreases to the carrying value of the Partnership's oil and gas properties.

Gains on disposition of assets of $6,194 and $4,410 were recognized during the six months ended June 30, 2000 and 1999, respectively, from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses decreased to $262,057 for the six months ended June 30, 2000 as compared to $272,846 for the same period in 1999, resulting in a decrease of $10,789, or 4%. This decrease was due to a decline in depletion, offset by increases in production costs and general and administra tive expenses ("G&A").

Production costs were $213,496 for the six months ended June 30, 2000 and $187,238 for the same period in 1999 resulting in a $26,258 increase, or 14%. The increase was the result of additional workover costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 68% from $9,680 for the six months ended June 30, 1999 to $16,272 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $32,289 for the six months ended June 30, 2000 compared to $75,928 for the same period in 1999, a decrease in depletion of $43,639, or 57%. This decrease was primarily the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices and a decline in oil production of 1,132 barrels for the six months ended June 30, 2000 compared to the same period in 1999.

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues:

The Partnership's oil and gas revenues increased 83% to $264,301 for the three months ended June 30, 2000 as compared to $144,764 for the same period in 1999. The increase in revenues resulted higher average prices received and an increase in production. For the three months ended June 30, 2000, 6,233 barrels of oil, 3,495 barrels of NGLs and 16,086 mcf of gas were sold, or 12,409 BOEs. For the three months ended June 30, 1999, 6,136 barrels of oil, 3,776 barrels of NGLs and 14,034 mcf of gas were sold, or 12,251 BOEs.

The average price received per barrel of oil increased $12.99, or 89%, from $14.66 for the three months ended June 30, 1999 to $27.65 for the same period in 2000. The average price received per barrel of NGLs increased $5.44, or 66%, from $8.21 during the three months ended June 30, 1999 to $13.65 for the same period in 2000. The average price received per mcf of gas increased 62% from $1.70 during the three months ended June 30, 1999 to $2.75 for the same period in 2000.

Gains on disposition of assets of $6,194 and $1,166 were recognized during the three months ended June 30, 2000 and 1999, respectively, from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $142,416 for the three months ended June 30, 2000 as compared to $114,013 for the same period in 1999, an increase of $28,403, or 25%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $120,113 for the three months ended June 30, 2000 and $88,188 for the same period in 1999 resulting in a $31,925 increase, or 36%. This increase was the result of additional workover expenses and well maintenance costs incurred to stimulate well production and higher production taxes due to higher oil and gas prices.

During this period, G&A increased, in aggregate, 81% from $4,882 for the three months ended June 30, 1999 to $8,814 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $13,489 for the three months ended June 30, 2000 compared to $20,943 for the same period in 1999, a decrease of $7,454, or 36%. This decrease was primarily the result of an increase in proved reserves during the period ended June 30, 2000 due to higher commodity prices, offset by an increase in oil production of 97 barrels for the three months ended June 30, 2000 compared to the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $230,610 during the six months ended June 30, 2000 from the same period ended June 30, 1999. This increase was due to an increase in oil and gas sales receipts of $262,174, offset by increases in operating costs paid of $27,580 and G&A expenses paid of $3,984.

Net Cash Provided by Investing Activities

The Partnership's investing activities during the six months ended June 30, 2000 were related to upgrades of oil and gas equipment on active properties. During the period ended June 30, 1999, refunds were received on oil and gas equipment on active properties which were incurred during the previous year.

Proceeds from salvage income of $6,194 and $4,410 were recognized during the six months ended June 30, 2000 and 1999, respectively, from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2000, cash distributions to the partners were $305,356, of which $3,054 was distributed to the managing general partner and $302,302 to the limited partners. For the same period ended June 30, 1999, cash distributions to the partners were $45,634, of which $456 was distributed to the managing general partner and $45,178 to the limited partners.

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

                                          PARKER & PARSLEY 89-A, L.P.

                                   By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 8, 2000             By:    /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer