Form 10-Q
period 2000-09-30
PARKER & PARSLEY 89 A L P
filed 2000-11-08
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000


                         Commission File No. 33-26097-01

                           PARKER & PARSLEY 89-A, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

                        Delaware                             75-2297058
         ----------------------------------------       ---------------------
             (State or other jurisdiction of               (I.R.S. Employer
              incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS

                                                                       Page

                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2000 and
               December 31, 1999.....................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2000 and 1999...............    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2000...............................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999............................    6

            Notes to Financial Statements............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    7


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................   10

            27.1   Financial Data Schedule

            Signatures...............................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ------------    ------------
                                                  (Unaudited)
                 ASSETS

Current assets:
  Cash                                            $    167,413    $    180,301
  Accounts receivable - oil and gas sales              143,280         112,165
                                                   -----------     -----------
          Total current assets                         310,693         292,466
                                                   -----------     -----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               6,559,123       6,552,266
Accumulated depletion                               (5,494,816)     (5,447,549)
                                                   -----------     -----------
          Net oil and gas properties                 1,064,307       1,104,717
                                                   -----------     -----------
                                                  $  1,375,000    $  1,397,183
                                                   ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                    $     37,422    $     17,110

Partners' capital:
  Managing general partner                              13,568          13,993
  Limited partners (8,317 interests)                 1,324,010       1,366,080
                                                   -----------     -----------
                                                     1,337,578       1,380,073
                                                   -----------     -----------
                                                  $  1,375,000    $  1,397,183
                                                   ===========     ===========



The financial information included as of September 30, 2000 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                 ---------------------    ---------------------
                                   2000        1999         2000        1999
                                 ---------   ---------    ---------   ---------
Revenues:
  Oil and gas                    $ 305,191   $ 199,875    $ 810,322   $ 465,559
  Interest                           3,498       1,927        8,795       4,615
  Gain on disposition of assets        -           -          6,194       4,410
                                  --------    --------     --------    --------
                                   308,689     201,802      825,311     474,584
                                  --------    --------     --------    --------
Costs and expenses:
  Oil and gas production           103,256      81,220      316,752     268,458
  General and administrative        10,777       8,390       27,049      18,070
  Depletion                         14,978      18,749       47,267      94,677
                                  --------    --------     --------    --------
                                   129,011     108,359      391,068     381,205
                                  --------    --------     --------    --------
Net income                       $ 179,678   $  93,443    $ 434,243   $  93,379
                                  ========    ========     ========    ========
Allocation of net income:
  Managing general partner       $   1,796   $     935    $   4,342   $     934
                                  ========    ========     ========    ========
  Limited partners               $ 177,882   $  92,508    $ 429,901   $  92,445
                                  ========    ========     ========    ========
Net income per limited
  partnership interest           $   21.39   $   11.13    $   51.69   $   11.12
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                      ----------    ----------    ----------


Balance at January 1, 2000            $   13,993    $1,366,080    $1,380,073

    Distributions                         (4,767)     (471,971)     (476,738)

    Net income                             4,342       429,901       434,243
                                       ---------     ---------     ---------

Balance at September 30, 2000         $   13,568    $1,324,010    $1,337,578
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                             September 30,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  434,243    $   93,379
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         47,267        94,677
         Gain on disposition of assets                     (6,194)       (4,410)
   Changes in assets and liabilities:
         Accounts receivable                              (31,115)      (43,230)
         Accounts payable                                  20,312        10,992
                                                        ---------     ---------
           Net cash provided by operating activities      464,513       151,408
                                                        ---------     ---------
Cash flows from investing activities:
   (Additions) deletions to oil and gas properties         (6,857)        2,499
   Proceeds from asset dispositions                         6,194         4,410
                                                        ---------     ---------
           Net cash provided by (used in)
             investing activities                            (663)        6,909
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (476,738)     (122,611)
                                                        ---------     ---------
Net increase (decrease) in cash                           (12,888)       35,706
Cash at beginning of period                               180,301       117,381
                                                        ---------     ---------
Cash at end of period                                  $  167,413    $  153,087
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 1999 financial statements to conform to the September 30, 2000 financial statement presentations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended  September 30, 2000 compared with nine months ended  September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased 74% to $810,322 for the nine months ended September 30, 2000 as compared to $465,559 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the nine months ended September 30, 2000, 18,609 barrels of oil, 10,334 barrels of natural gas liquids ("NGLs") and 46,510 mcf of gas were sold, or 36,695 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 1999, 20,062 barrels of oil, 10,661 barrels of NGLs and 44,134 mcf of gas were sold, or 38,079 BOEs.

The average price received per barrel of oil increased $13.57, or 90%, from $15.02 for the nine months ended September 30, 1999 to $28.59 for the same period in 2000. The average price received per barrel of NGLs increased $6.53, or 80%, from $8.14 during the nine months ended September 30, 1999 to $14.67 for the same period in 2000. The average price received per mcf of gas increased 55% from $1.76 during the nine months ended September 30, 1999 to $2.73 for the same period in 2000. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2000.

A gain on disposition of assets of $6,194 and $4,410 was attributable to credits received from the disposal of oil and gas equipment on one well for the nine months ended September 30, 2000 and 1999, respectively.

Costs and Expenses:

Total costs and expenses increased to $391,068 for the nine months ended September 30, 2000 as compared to $381,205 for the same period in 1999, an increase of $9,863, or 3%. This increase was due to increases in production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $316,752 for the nine months ended September 30, 2000 and $268,458 for the same period in 1999 resulting in a $48,294 increase, or 18%. The increase was primarily due to higher production taxes of $23,045 associated with higher oil and gas prices and additional workover expenses of $10,470 and well maintenance costs incurred to stimulate well production of $6,616.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased, in aggregate, 50% from $18,070 for the nine months ended September 30, 1999 to $27,049 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $47,267 for the nine months ended September 30, 2000 compared to $94,677 for the same period in 1999, representing a decrease of $47,410, or 50%. This decrease was the result of an increase in proved reserves due to higher commodity prices and a decline in oil production of 1,453 barrels when compared to the respective information for the same period in 1999.

Three months ended September 30, 2000 compared with three months ended September
  30, 1999

Revenues:

The Partnership's oil and gas revenues increased $105,316, or 53% to $305,191 for the three months ended September 30, 2000 as compared to $199,875 for the same period in 1999. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the three months ended September 30, 2000, 6,197 barrels of oil, 3,652 barrels of NGLs and 16,282 mcf of gas were sold, or 12,563 BOEs. For the three months ended September 30, 1999, 6,518 barrels of oil, 3,954 barrels of NGLs and 17,246 mcf of gas were sold, or 13,346 BOEs.

The average price received per barrel of oil increased $11.92, or 64%, from $18.72 for the three months ended September 30, 1999 to $30.64 for the same period in 2000. The average price received per barrel of NGLs increased $5.85, or 56%, from $10.50 during the three months ended September 30, 1999 to $16.35 for the same period in 2000. The average price received per mcf of gas increased 62% from $2.11 during the three months ended September 30, 1999 to $3.42 for the same period in 2000.

Costs and Expenses:

Total costs and expenses increased to $129,011 for the three months ended September 30, 2000 as compared to $108,359 for the same period in 1999, an increase of $20,652, or 19%. This increase was due to increases in production costs and G&A, offset by a decline in depletion.

Production costs were $103,256 for the three months ended September 30, 2000 and $81,220 for the same period in 1999, resulting in a $22,036 increase, or 27%. The increase was primarily due to higher production taxes of $8,607 associated with higher oil and gas prices and additional well maintenance costs incurred to stimulate well production of $7,712, offset by a decline in workover expenses of $6,276.

During this period, G&A increased, in aggregate, 28% from $8,390 for the three months ended September 30, 1999 to $10,777 for the same period in 2000 primarily due to a higher allocation of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues.

Depletion was $14,978 for the three months ended September 30, 2000 compared to $18,749 for the same period in 1999, representing a decrease of $3,771, or 20%. This decrease was due to an increase in proved reserves as a result of higher commodity prices and a decline in oil production of 321 barrels when compared to the respective information for the same period in 1999.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $313,105 during the nine months ended September 30, 2000 from the same period ended September 30, 1999.

This increase was due to an increase in oil and gas sales receipts of $361,058, offset by increases in production costs paid of $40,507 and G&A expenses paid of $7,446.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2000 were related to equipment upgrades on active oil and gas properties. During the period ended September 30, 1999, refunds were received on oil and gas equipment on active properties which were incurred during the previous year.

Proceeds from salvage income of $6,194 and $4,410 were recognized during the nine months ended September 30, 2000 and 1999, respectively, from equipment credits on one well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2000, cash distributions to the partners were $476,738, of which $4,767 was distributed to the managing general partner and $471,971 to the limited partners. For the same period ended September 30, 1999, cash distributions to the partners were $122,611, of which $1,226 was distributed to the managing general partner and $121,385 to the limited partners.

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


                                          PARKER & PARSLEY 89-A, L.P.

                                  By:     Pioneer Natural Resources USA, Inc.,
                                           Managing General Partner




Dated:  November 7, 2000          By:     /s/ Rich Dealy
                                          -----------------------------------
                                          Rich Dealy, Vice President and
                                            Chief Accounting Officer