Form 10-Q
period 2001-03-31
PARKER & PARSLEY 89 A L P
filed 2001-05-11
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001


                         Commission File No. 33-26097-01


                           PARKER & PARSLEY 89-A, L.P.
             (Exact name of Registrant as specified in its charter)

                        Delaware                             75-2297058
            ---------------------------------          ---------------------
             (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)            Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ----------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and
              December 31, 2000......................................    3

           Statements of Operations for the three months
             ended March 31, 2001 and 2000...........................    4

           Statement of Partners' Capital for the three months
             ended March 31, 2001....................................    5

           Statements of Cash Flows for the three months
             ended March 31, 2001 and 2000...........................    6

           Notes to Financial Statements.............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K..........................   10

           Signatures................................................   11

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2001             2000
                                                    -----------     -----------
                                                    (Unaudited)
                 ASSETS

Current assets:
  Cash                                              $   137,887     $   154,704
  Accounts receivable - oil and gas sales               165,298         171,226
                                                     ----------      ----------
        Total current assets                            303,185         325,930
                                                     ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                6,395,399       6,559,576
Accumulated depletion                                (5,385,459)     (5,531,818)
                                                     ----------      ----------
        Net oil and gas properties                    1,009,940       1,027,758
                                                     ----------      ----------
                                                    $ 1,313,125     $ 1,353,688
                                                     ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                      $    15,593     $    12,645

Partners' capital:
  Managing general partner                               13,166          13,602
  Limited partners (8,317 interests)                  1,284,366       1,327,441
                                                     ----------      ----------
                                                      1,297,532       1,341,043
                                                     ----------      ----------
                                                    $ 1,313,125     $ 1,353,688
                                                     ==========      ==========


  The financial information included as of March 31, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended
                                                             March 31,
                                                      -------------------------
                                                         2001           2000
                                                      ----------     ----------

Revenues:
  Oil and gas                                         $  327,815     $  240,830
  Interest                                                 2,676          2,367
  Gain on disposition of assets                           11,040            -
                                                       ---------      ---------
                                                         341,531        243,197
                                                       ---------      ---------
Costs and expenses:
  Oil and gas production                                  98,933         93,383
  General and administrative                              11,707          7,458
  Depletion                                               17,818         18,800
  Abandoned property                                       8,824            -
                                                       ---------      ---------
                                                         137,282        119,641
                                                       ---------      ---------
Net income                                            $  204,249     $  123,556
                                                       =========      =========
Allocation of net income:
  Managing general partner                            $    2,042     $    1,236
                                                       =========      =========
  Limited partners                                    $  202,207     $  122,320
                                                       =========      =========
Net income per limited partnership interest           $    24.31     $    14.71
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                           Managing
                                           general      Limited
                                           partner      partners       Total
                                          ---------    ----------    ----------


Balance at January 1, 2001                $  13,602    $1,327,441    $1,341,043

    Distributions                            (2,478)     (245,282)     (247,760)

    Net income                                2,042       202,207       204,249
                                           --------     ---------     ---------

Balance at March 31, 2001                 $  13,166    $1,284,366    $1,297,532
                                           ========     =========     =========






         The financial information included herein has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Three months ended
                                                               March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Cash flows from operating activities:
  Net income                                           $  204,249    $  123,556
  Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          17,818        18,800
        Gain on disposition of assets                     (11,040)          -
  Changes in assets and liabilities:
        Accounts receivable                                 5,928        (3,757)
        Accounts payable                                   13,988         2,273
                                                        ---------     ---------
          Net cash provided by operating activities       230,943       140,872
                                                        ---------     ---------
Cash flows used in investing activities:
  Additions to oil and gas properties                         -          (1,394)

Cash flows used in financing activities:
  Cash distributions to partners                         (247,760)     (150,878)
                                                        ---------     ---------
Net decrease in cash                                      (16,817)      (11,400)
Cash at beginning of period                               154,704       180,301
                                                        ---------     ---------
Cash at end of period                                  $  137,887    $  168,901
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of March 31, 2001 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the March 31, 2000 financial statements to conform to the March 31, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, 1400 Williams Square West, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Results of Operations

Revenues:

The Partnership's oil and gas revenues increased 36% to $327,815 for the three months ended March 31, 2001 as compared to $240,830 for the same period in 2000. The increase in revenues resulted from higher average prices received and a slight increase in production. For the three months ended March 31, 2001, 6,466 barrels of oil, 2,508 barrels of natural gas liquids ("NGLs") and 16,665 mcf of gas were sold, or 11,752 barrel of oil equivalents ("BOEs"). For the three months ended March 31, 2000, 6,179 barrels of oil, 3,187 barrels of NGLs and 14,142 mcf of gas were sold, or 11,723 BOEs.

The average price received per barrel of oil increased $.62, or 2%, from $27.48 for the three months ended March 31, 2000 to $28.10 for the same period in 2001. The average price received per barrel of NGLs increased $3.52, or 25%, from $13.84 for the three months ended March 31, 2000 to $17.36 for the same period in 2001. The average price received per mcf of gas increased 223% from $1.91 during the three months ended March 31, 2000 to $6.16 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade, and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the three months ended March 31, 2001.

Gain on disposition of assets of $11,040 was recognized during the three months ended March 31, 2001 from equipment salvage received on one well plugged and abandoned during the current period. Abandoned property costs of $8,824 were incurred to plug and abandon this well.

Costs and Expenses:

Total costs and expenses increased to $137,282 for the three months ended March 31, 2001 as compared to $119,641 for the same period in 2000, an increase of $17,641, or 15%. This increase was due to increases in abandoned property costs, production costs and general and administrative expenses ("G&A"), offset by a decline in depletion.

Production costs were $98,933 for the three months ended March 31, 2001 and $93,383 for the same period in 2000 resulting in a $5,550 increase, or 6%. The increase was primarily due to higher production taxes associated with higher oil and gas prices, offset by lower well maintenance costs.

G&A's components are independent accounting and engineering fees and managing general partner personnel and administrative costs. During this period, G&A increased 57%, from $7,458 for the three months ended March 31, 2000 to $11,707 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Depletion was $17,818 for the three months ended March 31, 2001 as compared to $18,800 for the same period in 2000, a decrease of $982, or 5%. This decrease was primarily due to downward revisions to proved reserves on several wells during the three months ended March 31, 2001, offset by an increase in oil production of 287 barrels for the period ended March 31, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $90,071 during the three months ended March 31, 2001 from the same period in 2000. The increase was primarily attributable to an increase of $87,294 in oil and gas sales receipts and a reduction in working capital of $21,400, offset by increases in abandoned property costs of $8,824, production costs of $5,550 and G&A expenses of $4,249. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $75,474 to oil and gas receipts and $11,820 resulting from the increase in production during 2001 as compared to the same period in 2000. The increase in abandoned property costs was due to one well being plugged and abandoned in the current year. The increase in production costs was primarily due to increased production taxes associated with higher oil and gas prices, offset by lower well maintenance costs. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in the accrual for tax preparation fees.

Net Cash Used in Investing Activities

The Partnership's investing activities during the three months ended March 31, 2000 were related to upgrades of oil and gas equipment on active properties.

Net Cash Used in Financing Activities

For the three months ended March 31, 2001, cash distributions to the partners were $247,760, of which $2,478 was distributed to the managing general partner and $245,282 to the limited partners. For the same period ended March 31, 2000, cash distributions to the partners were $150,878, of which $1,509 was distributed to the managing general partner and $149,369 to the limited partners.

Proposal to acquire partnerships

On April 17, 2001, Pioneer Natural Resources Company ("Pioneer") filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission proposing an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly- owned subsidiary of Pioneer, and the limited partners of 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock. Pioneer USA is the sole or managing general partner of the partnerships. The Partnership is one of the 46 Parker & Parsley limited partnerships being requested to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partnership interests in each partnership and the resolution of Securities and Exchange Commission review comments. No solicitation will be made using preliminary materials.

-------------

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


                                            PARKER & PARSLEY 89-A, L.P.


                                    By:     Pioneer Natural Resources USA, Inc.
                                             Managing General Partner



Dated:  May 11, 2001                By:     /s/ Rich Dealy
                                            ---------------------------------
                                            Rich Dealy, Vice President
                                              and Chief Accounting Officer