Form 10-Q
period 2001-06-30
PARKER & PARSLEY 89 A L P
filed 2001-08-08
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001


                         Commission File No. 33-26097-01


                           PARKER & PARSLEY 89-A, L.P.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                           Delaware                           75-2297058
            ---------------------------------------     ---------------------
               (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification Number)


     5205 N. O'Connor Blvd., Suite 1400, Irving, Texas           75039
     -------------------------------------------------        ------------
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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                        Page
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of June 30, 2001 and
              December 31, 2000........................................    3

           Statements of Operations for the three and six
             months ended June 30, 2001 and 2000.......................    4

           Statement of Partners' Capital for the six months
             ended June 30, 2001.......................................    5

           Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000....................................    6

           Notes to Financial Statements...............................    7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................    7


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K............................   11

           Signatures..................................................   12

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.    Financial Statements


                                 BALANCE SHEETS

                                                       June 30,     December 31,
                                                         2001           2000
                                                     -----------    -----------
                                                     (Unaudited)
                 ASSETS
Current assets:
  Cash                                               $   306,773    $   154,704
  Accounts receivable - oil and gas sales                118,280        171,226
                                                      ----------     ----------
        Total current assets                             425,053        325,930
                                                      ----------     ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method                 6,397,540      6,559,576
Accumulated depletion                                 (5,402,591)    (5,531,818)
                                                      ----------     ----------
        Net oil and gas properties                       994,949      1,027,758
                                                      ----------     ----------
                                                     $ 1,420,002    $ 1,353,688
                                                      ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                       $    20,349    $    12,645

Partners' capital:
  Managing general partner                                14,188         13,602
  Limited partners (8,317 interests)                   1,385,465      1,327,441
                                                      ----------     ----------
                                                       1,399,653      1,341,043
                                                      ----------     ----------
                                                     $ 1,420,002    $ 1,353,688
                                                      ==========     ==========




  The financial information included as of June 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

   The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended        Six months ended
                                         June 30,                  June 30,
                                 ----------------------    ----------------------
                                    2001         2000         2001         2000
                                 ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                    $ 245,398    $ 264,301    $ 573,213    $ 505,131
  Interest                           2,350        2,930        5,026        5,297
  Gain on disposition of assets        -          6,194       11,040        6,194
                                  --------     --------      -------     --------
                                   247,748      273,425      589,279      516,622
                                  --------     --------     --------     --------
Costs and expenses:
  Oil and gas production           120,918      120,113      219,851      213,496
  General and administrative         7,577        8,814       19,284       16,272
  Depletion                         17,132       13,489       34,950       32,289
  Abandoned property                   -            -          8,824          -
                                  --------     --------     --------     --------
                                   145,627      142,416      282,909      262,057
                                  --------     --------     --------     --------
Net income                       $ 102,121    $ 131,009    $ 306,370    $ 254,565
                                  ========     ========     ========     ========
Allocation of net income:
  Managing general partner       $   1,022    $   1,310    $   3,064    $   2,546
                                  ========     ========     ========     ========
  Limited partners               $ 101,099    $ 129,699    $ 303,306    $ 252,019
                                  ========     ========     ========     ========
Net income per limited
  partnership interest           $   12,16    $   15.59    $   36.47    $   30.30
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)



                                       Managing
                                       general       Limited
                                       partner       partners       Total
                                      ----------    ----------    ----------


Balance at January 1, 2001            $   13,602    $1,327,441    $1,341,043

   Distributions                          (2,478)     (245,282)     (247,760)

   Net income                              3,064       303,306       306,370
                                       ---------     ---------     ---------

Balance at June 30, 2001              $   14,188    $1,385,465    $1,399,653
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Six months ended
                                                               June 30,
                                                       --------------------------
                                                          2001           2000
                                                       ----------     ----------
Cash flows from operating activities:
   Net income                                          $  306,370     $  254,565
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depletion                                          34,950         32,289
        Gain on disposition of assets                     (11,040)        (6,194)
   Changes in assets and liabilities:
        Accounts receivable                                52,946        (10,715)
        Accounts payable                                   18,744         11,899
                                                        ---------      ---------
           Net cash provided by operating activities      401,970        281,844
                                                        ---------      ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (2,141)        (3,488)
   Proceeds from disposition of assets                        -            6,194
                                                        ---------      ---------
           Net cash provided by (used in) investing
             activities                                    (2,141)         2,706
                                                        ---------      ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (247,760)      (305,356)
                                                        ---------      ---------
Net increase (decrease) in cash                           152,069        (20,806)
Cash at beginning of period                               154,704        180,301
                                                        ---------      ---------
Cash at end of period                                  $  306,773     $  159,495
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the June 30, 2000 financial statements to conform to the June 30, 2001 financial statement presentations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the financial statements and the notes thereto contained in the Partnership's Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Rich Dealy, Vice President and Chief Accounting Officer, 5205 North O'Connor Boulevard, Suite 1400, Irving, Texas 75039-3746.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Six months ended June 30, 2001 compared with six months ended
  June 30, 2000

Revenues:

The Partnership's oil and gas revenues increased 13% to $573,213 for the six months ended June 30, 2001 as compared to $505,131 for the same period in 2000. The increase in revenues resulted from higher average prices received, offset by a decrease in production. For the six months ended June 30, 2001, 11,811 barrels of oil, 5,378 barrels of natural gas liquids ("NGLs") and 33,232 mcf of gas were sold, or 22,728 barrel of oil equivalents ("BOEs"). For the six months ended June 30, 2000, 12,412 barrels of oil, 6,682 barrels of NGLs and 30,228 mcf of gas were sold, or 24,132 BOEs.

The average price received per barrel of oil increased $.21, or 1%, from $27.56 for the six months ended June 30, 2000 to $27.77 for the same period in 2001. The average price received per barrel of NGLs increased $.76, or 6%, from $13.74 during the six months ended June 30, 2000 to $14.50 for the same period in 2001. The average price received per mcf of gas increased 114% from $2.35 during the six months ended June 30, 2000 to $5.03 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the six months ended June 30, 2001.

Gains on disposition of assets of $11,040 and $6,194 were recognized during the six months ended June 30, 2001 and 2000, respectively. The gain recognized during 2001 was due to salvage income received from one well plugged and abandoned during the current period. The gain recognized during 2000 was from equipment credits received on one fully depleted well. Abandoned property costs of $8,824 were incurred during 2001 to plug and abandon this well.

Costs and Expenses:

Total costs and expenses increased to $282,909 for the six months ended June 30, 2001 as compared to $262,057 for the same period in 2000, resulting in an increase of $20,852, or 8%. This increase was due to increases in abandoned property costs, production costs, general and administrative expenses ("G&A") and depletion.

Production costs were $219,851 for the six months ended June 30, 2001 and $213,496 for the same period in 2000 resulting in a $6,355 increase, or 3%. The increase was primarily due to higher workover expenses incurred to stimulate well production.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A increased 19% from $16,272 for the six months ended June 30, 2000 to $19,284 for the same period in 2001, primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Depletion was $34,950 for the six months ended June 30, 2001 as compared to $32,289 for the same period in 2000, an increase in depletion of $2,661, or 8%. This increase was primarily due to a reduction in proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decrease in oil production of 601 barrels for the six months ended June 30, 2001 as compared to the same period in 2000.

Three months ended June 30, 2001 compared with three months ended June 30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 7% to $245,398 for the three months ended June 30, 2001 as compared to $264,301 for the same period in 2000. The decrease in revenues resulted from a decline in production and lower average prices received for oil and NGLs, offset by an increase in the average price received for gas. For the three months ended June 30, 2001, 5,345 barrels of oil, 2,870 barrels of NGLs and 16,567 mcf of gas were sold, or 10,976 BOEs. For the three months ended June 30, 2000, 6,233 barrels of oil, 3,495 barrels of NGLs and 16,086 mcf of gas were sold, or 12,409 BOEs.

The average price received per barrel of oil decreased $.27, or 1%, from $27.65 for the three months ended June 30, 2000 to $27.38 for the same period in 2001. The average price received per barrel of NGLs decreased $1.65, or 12%, from $13.65 during the three months ended June 30, 2000 to $12.00 for the same period in 2001. The average price received per mcf of gas increased 42% from $2.75 during the three months ended June 30, 2000 to $3.90 for the same period in 2001.

Gains on disposition of assets of $6,194 were recognized during the three months ended June 30, 2000 from equipment credits received on one fully depleted well.

Costs and Expenses:

Total costs and expenses increased to $145,627 for the three months ended June 30, 2001 as compared to $142,416 for the same period in 2000, an increase of $3,211, or 2%. This increase was due to increases in depletion and production costs, offset by a decline in G&A.

Production costs were $120,918 for the three months ended June 30, 2001 and $120,113 for the same period in 2000 resulting in an $805 increase. This increase was primarily due to higher workover costs incurred to stimulate well production, offset by lower well maintenance costs.

During this period, G&A decreased 14% from $8,814 for the three months ended June 30, 2000 to $7,577 for the same period in 2001 due to a decline in audit and tax fees.

Depletion was $17,132 for the three months ended June 30, 2001 as compared to $13,489 for the same period in 2000, an increase of $3,643, or 27%. This increase was primarily due to downward revisions to proved reserves during the period ended June 30, 2001 due to lower commodity prices, offset by a decline in oil production of 888 barrels for the three months ended June 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $120,126 during the six months ended June 30, 2001 from the same period ended June 30, 2000. This increase was due to an increase of $67,811 in oil and gas sales receipts and a reduction in working capital of $70,506, offset by increases in abandoned property costs of $8,824, production costs of $6,355 and G&A expenses of $3,012. The increase in oil and gas receipts resulted from the increase in commodity prices during 2001 which contributed an additional $88,303 to oil and gas receipts, offset by $20,492 resulting from the decrease in production during 2001 as compared to the same period in 2000. The increase in production costs was primarily due to higher workover expenses incurred to stimulate well production. The increase in G&A was primarily due to a higher percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of increased oil and gas revenues and an increase in audit and tax fees.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the six months ended June 30, 2001 and 2000 were related to upgrades of oil and gas equipment on active properties.

Proceeds from salvage income of $6,194 were recognized during the six months ended June 30, 2000 from equipment credits on one fully depleted well.

Net Cash Used in Financing Activities

For the six months ended June 30, 2001, cash distributions to the partners were $247,760, of which $2,478 was distributed to the managing general partner and $245,282 to the limited partners. For the same period ended June 30, 2000, cash distributions to the partners were $305,356, of which $3,054 was distributed to the managing general partner and $302,302 to the limited partners.

For the three months ended June 30, 2001, no distributions were made by the partnership to its partners. Subsequent to June 30, 2001 the cash distribution that otherwise would have been mailed to partners in late June was made to holders of record as of July 9, 2001 and was mailed on July 13, 2001. For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On June 29, 2001, Pioneer Natural Resources Company ("Pioneer") filed with the Securities and Exchange Commission Amendment No. 1 to the Form S-4 Registration Statement (File No. 333- 59094) (the "preliminary proxy statement/prospectus"), which proposes an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA upon the closing of the transactions described in the preliminary proxy statement/prospectus, and the partnership interests of each such partnership will be converted into the right to receive Pioneer common stock. The Partnership is one of the 46 Parker & Parsley limited partnerships that will be asked to approve the agreement and plan of merger. The preliminary proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

Pioneer USA will solicit proxies from limited partners to approve the mergers only when the proxy statement/prospectus is final and declared effective. No solicitation will be made using preliminary materials. Nonetheless, copies of the preliminary proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission, when it is finalized, because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the preliminary and (when filed) final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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

                                          PARKER & PARSLEY 89-A, L.P.

                                 By:      Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner





Dated:  August 8, 2001           By:      /s/ Rich Dealy
                                          ---------------------------------
                                          Rich Dealy, Vice President and
                                          Chief Accounting Officer