Form 10-Q
period 2001-09-30
PARKER & PARSLEY 89 A L P
filed 2001-11-09
CIK 844582

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2001


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

                                Yes / x / No / /

                           PARKER & PARSLEY 89-A, L.P.

                                TABLE OF CONTENTS


                                                                       Page
                          Part I. Financial Information

Item 1.     Financial Statements

            Balance Sheets as of September 30, 2001 and
               December 31, 2000......................................    3

            Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000................    4

            Statement of Partners' Capital for the nine months
              ended September 30, 2001................................    5

            Statements of Cash Flows for the nine months ended
              September 30, 2001 and 2000.............................    6

            Notes to Financial Statements.............................    7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    8


                           Part II. Other Information

Item 6.     Exhibits and Reports on Form 8-K..........................   12

            Signatures................................................   13

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          Part I. Financial Information

Item 1.      Financial Statements

                                 BALANCE SHEETS

                                                   September 30,   December 31,
                                                       2001            2000
                                                   ------------    -----------
                                                   (Unaudited)
                 ASSETS
Current assets:
  Cash                                             $   268,224     $   154,704
  Accounts receivable - oil and gas sales               92,470         171,226
                                                    ----------      ----------
          Total current assets                         360,694         325,930
                                                    ----------      ----------
Oil and gas properties - at cost, based on the
  successful efforts accounting method               6,218,341       6,559,576
Accumulated depletion                               (5,280,605)     (5,531,818)
                                                    ----------      ----------
          Net oil and gas properties                   937,736       1,027,758
                                                    ----------      ----------
                                                   $ 1,298,430     $ 1,353,688
                                                    ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Accounts payable - affiliate                     $    36,074     $    12,645

Partners' capital:
  Managing general partner                              12,815          13,602
  Limited partners (8,317 interests)                 1,249,541       1,327,441
                                                    ----------      ----------
                                                     1,262,356       1,341,043
                                                    ----------      ----------
                                                   $ 1,298,430     $ 1,353,688
                                                    ==========      ==========



The financial information included as of September 30, 2001 has been prepared by the managing general partner without audit by independent public accountants.

  The accompanying notes are an integral part of these financial statements.

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                    Three months ended         Nine months ended
                                        September 30,            September 30,
                                  ----------------------    ----------------------
                                     2001         2000         2001        2000
                                  ---------    ---------    ---------    ---------
Revenues:
  Oil and gas                     $ 212,821    $ 305,191    $ 786,034    $ 810,322
  Interest                            1,791        3,498        6,817        8,795
  Gain on disposition of assets      17,858          -         28,898        6,194
                                   --------     --------     --------     --------
                                    232,470      308,689      821,749      825,311
                                   --------     --------     --------     --------
Costs and expenses:
  Oil and gas production            119,647      103,256      339,498      316,752
  General and administrative          6,592       10,777       25,876       27,049
  Depletion                          56,995       14,978       91,945       47,267
  Abandoned property                 10,695          -         19,519          -
                                   --------     --------     --------     --------
                                    193,929      129,011      476,838      391,068
                                   --------     --------     --------     --------
Net income                        $  38,541    $ 179,678    $ 344,911    $ 434,243
                                   ========     ========     ========     ========
Allocation of net income:
  Managing general partner        $     385    $   1,796    $   3,449    $   4,342
                                   ========     ========     ========     ========
  Limited partners                $  38,156    $ 177,882    $ 341,462    $ 429,901
                                   ========     ========     ========     ========
Net income per limited
  partnership interest            $    4.59    $   21.39    $   41.06    $   51.69
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL
                                   (Unaudited)




                                        Managing
                                        general      Limited
                                        partner      partners       Total
                                       ---------    ----------    ----------


Balance at January 1, 2001             $  13,602    $1,327,441    $1,341,043

    Distributions                         (4,236)     (419,362)     (423,598)

    Net income                             3,449       341,462       344,911
                                        --------     ---------     ---------

Balance at September 30, 2001          $  12,815    $1,249,541    $1,262,356
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
Cash flows from operating activities:
   Net income                                          $  344,911    $  434,243
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depletion                                         91,945        47,267
         Gain on disposition of assets                    (28,898)       (6,194)
   Changes in assets and liabilities:
         Accounts receivable                               78,756       (31,115)
         Accounts payable                                  36,008        20,312
                                                        ---------     ---------
           Net cash provided by operating activities      522,722       464,513
                                                        ---------     ---------
Cash flows from investing activities:
   Additions to oil and gas properties                     (1,923)       (6,857)
   Proceeds from asset dispositions                        16,319         6,194
                                                        ---------     ---------
           Net cash provided by (used in) investing
             activities                                    14,396          (663)
                                                        ---------     ---------
Cash flows used in financing activities:
   Cash distributions to partners                        (423,598)     (476,738)
                                                        ---------     ---------
Net increase (decrease) in cash                           113,520       (12,888)
Cash at beginning of period                               154,704       180,301
                                                        ---------     ---------
Cash at end of period                                  $  268,224    $  167,413
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

                           PARKER & PARSLEY 89-A, L.P.
                        (A Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1.     Organization and nature of operations

Parker & Parsley 89-A, L.P. (the "Partnership") is a limited partnership organized in 1989 under the laws of the State of Delaware.

The Partnership engages in oil and gas development and production in Texas and is not involved in any industry segment other than oil and gas.

Note 2.     Basis of presentation

In the opinion of management, the unaudited financial statements of the Partnership as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 include all adjustments and accruals consisting only of normal recurring accrual adjustments which are necessary for a fair presentation of the results for the interim period. These interim results are not necessarily indicative of results for a full year. Certain reclassifications may have been made to the September 30, 2000 financial statements to conform to the September 30, 2001 financial statement presentations.

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

Note 3.     Proposal to acquire Partnership

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed materials to the limited partners of the Partnership soliciting their approval of an agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and the Partnership. Pioneer has valued the Partnership interest at $2,794,725 of which $2,731,848 is attributable to the limited partners, excluding Pioneer USA in its capacity as a general partner or a limited partner. If a majority of the limited partners approve the transaction, each limited partner will receive their proportionate share of the value in the form of Pioneer common stock.

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations (1)

Results of Operations

Nine months ended September 30, 2001 compared with nine months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 3% to $786,034 for the nine months ended September 30, 2001 as compared to $810,322 for the same period in 2000. The decrease in revenues resulted from lower average prices received for oil and natural gas liquids ("NGLs") and a decline in production, offset by higher average prices received for gas. For the nine months ended September 30, 2001, 17,700 barrels of oil, 8,481 barrels of NGLs and 45,607 mcf of gas were sold, or 33,782 barrel of oil equivalents ("BOEs"). For the nine months ended September 30, 2000, 18,609 barrels of oil, 10,334 barrels of NGLs and 46,510 mcf of gas were sold, or 36,695 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $1.21, or 4%, from $28.59 for the nine months ended September 30, 2000 to $27.38 for the same period in 2001. The average price received per barrel of NGLs decreased $1.83, or 12%, from $14.67 during the nine months ended September 30, 2000 to $12.84 for the same period in 2001. The average price received per mcf of gas increased 55% from $2.73 during the nine months ended September 30, 2000 to $4.22 for the same period in 2001. The market price for oil and gas has been extremely volatile in the past decade and management expects a certain amount of volatility to continue in the foreseeable future. The Partnership may therefore sell its future oil and gas production at average prices lower or higher than that received during the nine months ended September 30, 2001.

Gains on disposition of assets of $28,898 and $6,194 were recognized for the nine months ended September 30, 2001 and 2000, respectively. The gain recognized during the period in 2001 was due to $27,026 in salvage income from two wells plugged and abandoned during the current period and $1,872 from equipment credits received on a fully depleted well. The gain recognized during the period in 2000 was from equipment credits received on one fully depleted well. Abandoned property costs of $19,519 were incurred during the nine months ended September 30, 2001 to plug and abandon these wells.

Costs and Expenses:

Total costs and expenses increased to $476,838 for the nine months ended September 30, 2001 as compared to $391,068 for the same period in 2000, an increase of $85,770, or 22%. This increase was due to increases in depletion, production costs and abandoned property costs, offset by a decline in general and administrative expenses ("G&A").

Production costs were $339,498 for the nine months ended September 30, 2001 and $316,752 for the same period in 2000 resulting in a $22,746 increase, or 7%. The increase was due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

G&A's components are independent accounting and engineering fees and managing general partner personnel and operating costs. During this period, G&A decreased 4% from $27,049 for the nine months ended September 30, 2000 to $25,876 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $91,945 for the nine months ended September 30, 2001 as compared to $47,267 for the same period in 2000, representing an increase of $44,678, or 95%. This increase was the result of a reduction in proved reserves during the period ended September 30, 2001 due to lower commodity prices, offset by a decline in oil production of 909 barrels for the nine months ended September 30, 2001 as compared to the same period in 2000.

Three months ended September 30, 2001 compared with three months ended September
  30, 2000

Revenues:

The Partnership's oil and gas revenues decreased 30% to $212,821 for the three months ended September 30, 2001 as compared to $305,191 for the same period in 2000. The decrease in revenues resulted from lower average prices received and a decline in production. For the three months ended September 30, 2001, 5,889 barrels of oil, 3,103 barrels of NGLs and 12,375 mcf of gas were sold, or 11,055 BOEs. For the three months ended September 30, 2000, 6,197 barrels of oil, 3,652 barrels of NGLs and 16,282 mcf of gas were sold, or 12,563 BOEs. Due to the decline characteristics of the Partnership's oil and gas properties, management expects a certain amount of decline in production in the future until the Partnership's economically recoverable reserves are fully depleted.

The average price received per barrel of oil decreased $4.05, or 13%, from $30.64 for the three months ended September 30, 2000 to $26.59 for the same period in 2001. The average price received per barrel of NGLs decreased $6.39, or 39%, from $16.35 during the three months ended September 30, 2000 to $9.96 for the same period in 2001. The average price received per mcf of gas decreased 40% from $3.42 during the three months ended September 30, 2000 to $2.05 for the same period in 2001.

Gain on disposition of assets of $17,858 recognized for the three months ended September 30, 2001 was due to $15,986 in salvage income received on two wells plugged and abandoned during the current period and $1,872 from equipment credits on a fully depleted well. Abandoned property costs of $10,695 were incurred during the three months ended September 30, 2001 to plug and abandon these wells.

Costs and Expenses:

Total costs and expenses increased to $193,929 for the three months ended September 30, 2001 as compared to $129,011 for the same period in 2000, an increase of $64,918, or 50%. This increase was due to increases in depletion, production costs and abandoned property costs, offset by a decline in G&A.

Production costs were $119,647 for the three months ended September 30, 2001 and $103,256 for the same period in 2000, resulting in a $16,391 increase, or 16%. The increase was primarily due to additional well maintenance costs incurred to stimulate well production and higher ad valorem taxes.

During this period, G&A decreased 39% from $10,777 for the three months ended September 30, 2000 to $6,592 for the same period in 2001, primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues.

Depletion was $56,995 for the three months ended September 30, 2001 as compared to $14,978 for the same period in 2000, representing an increase of $42,017, or 281%. This increase was due to a reduction in proved reserves during the period ended September 30, 2001 as a result of lower commodity prices, offset by a decline in oil production of 308 barrels for the three months ended September 30, 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Net cash provided by operating activities increased $58,209 during the nine months ended September 30, 2001 from the same period ended September 30, 2000. This increase was due to decreases in G&A expenses of $1,173 and a reduction in working capital of $125,567, offset by a decrease in oil and gas sales receipts of $26,266 and increases in production costs of $22,746 and abandoned property costs of $19,519. The decrease in G&A was primarily due to a lower percentage of the managing general partner's G&A being allocated (limited to 3% of oil and gas revenues) as a result of decreased oil and gas revenues. The decrease in oil and gas receipts resulted from lower average prices received for oil and NGLs during 2001 which resulted in a $41,370 decrease and a decline in production of $52,491, offset by a $67,595 increase resulting from higher average prices received for gas. The increase in production costs was primarily due to additional well maintenance and workover costs incurred to stimulate well production and higher ad valorem taxes.

Net Cash Provided by (Used in) Investing Activities

The Partnership's investing activities during the nine months ended September 30, 2001 and 2000 were related to equipment upgrades on active oil and gas properties.

Proceeds from disposition of assets of $16,319 and $6,194 were recognized during the nine months ended September 30, 2001 and 2000, respectively. The proceeds recognized during the period in 2001 were primarily from salvage income on two wells plugged and abandoned during the current period. The proceeds recognized during the period in 2000 were due to equipment credits received on one fully depleted well.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2001, cash distributions to the partners were $423,598, of which $4,236 was distributed to the managing general partner and $419,362 to the limited partners. For the same period ended September 30, 2000, cash distributions to the partners were $476,738, of which $4,767 was distributed to the managing general partner and $471,971 to the limited partners.

During 2001, the Partnership made distributions in March and July but no distributions were made by the Partnership during September pending the vote of the proposed merger of the Partnership into Pioneer Natural Resources USA, Inc. ("Pioneer USA"). For further information, see "Proposal to acquire partnerships" below.

Proposal to acquire partnerships

On October 22, 2001, Pioneer Natural Resources Company ("Pioneer") mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships, including the Partnership, of an agreement and plan of merger among Pioneer, Pioneer USA, a wholly-owned subsidiary of Pioneer, and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each partnership.

A copy of the proxy statement/prospectus may be obtained without charge upon request from Pioneer Natural Resources Company, 5205 North O'Connor Blvd., Suite 1400, Irving, Texas 75039, Attention: Investor Relations.

The limited partners are urged to read the proxy statement/prospectus of Pioneer filed with the Securities and Exchange Commission because it contains important information about the proposed mergers, including information about the direct and indirect interests of Pioneer USA and Pioneer in the mergers. The limited partners may also obtain the final proxy statement/prospectus and other relevant documents relating to the proposed mergers free through the internet web site that the Securities and Exchange Commission maintains at www.sec.gov.

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


                                           PARKER & PARSLEY 89-A, L.P.

                                    By:    Pioneer Natural Resources USA, Inc.,
                                            Managing General Partner




Dated:  November 9, 2001           By:    /s/ Rich Dealy
                                           ---------------------------------
                                           Rich Dealy, Vice President and
                                             Chief Accounting Officer